Form 10-Q
period 2016-10-30
FINISAR CORP
filed 2016-12-08
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 30, 2016
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

     At December 2, 2016, there were 110,694,001 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended October 30, 2016

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 30, 2016	May 1, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$282,963	$299,221
Short-term investments	343,319	263,255
Accounts receivable, net of allowance for doubtful accounts of $810 at October 30, 2016 and $727 at May 1, 2016	277,667	249,257
Accounts receivable, other	49,997	44,576
Inventories	292,439	273,291
Prepaid expenses and other current assets	17,140	18,483
Total current assets	1,263,525	1,148,083
Property, equipment and improvements, net	341,563	348,613
Purchased intangible assets, net	16,339	18,388
Goodwill	106,736	106,736
Minority investments	3,893	4,051
Other assets	18,008	19,500
Total assets	$1,750,064	$1,645,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$153,023	$141,591
Accrued compensation	45,213	36,084
Other accrued liabilities	36,736	42,206
Deferred revenue	17,818	13,529
Total current liabilities	252,790	233,410
Long-term liabilities:
Convertible debt	234,679	229,393
Other non-current liabilities	13,279	14,882
Total liabilities	500,748	477,685
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at October 30, 2016 and May 1, 2016	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 110,631,286 shares and 107,696,314 shares issued and outstanding at October 30, 2016 and May 1, 2016, respectively	111	108
Additional paid-in capital	2,639,355	2,605,859
Accumulated other comprehensive (loss) income	(49,772)	(25,188)
Accumulated deficit	(1,340,378)	(1,413,093)
Total stockholders' equity	1,249,316	1,167,686
Total liabilities and stockholders' equity	$1,750,064	$1,645,371
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015

Revenues	$369,863	$321,136	$711,188	$635,166
Cost of revenues	235,192	230,610	466,829	454,757
Amortization of acquired developed technology	990	1,435	2,513	2,870
Impairment of long-lived assets	—	—	—	1,071
Gross profit	133,681	89,091	241,846	176,468
Operating expenses:
Research and development	53,242	50,972	104,250	103,380
Sales and marketing	13,367	11,896	25,230	23,098
General and administrative	13,576	16,186	29,891	31,394
Amortization of purchased intangibles	668	668	1,336	1,336
Impairment of long-lived assets	—	—	—	830
Total operating expenses	80,853	79,722	160,707	160,038
Income from operations	52,828	9,369	81,139	16,430
Interest income	1,021	469	1,747	834
Interest expense	(3,025)	(2,917)	(6,011)	(5,800)
Other income (expense), net	795	445	736	1,326
Income before income taxes	51,619	7,366	77,611	12,790
Provision for income taxes	2,853	722	4,896	2,753
Net income	$48,766	$6,644	$72,715	$10,037
Net income per share:
Basic	$0.44	$0.06	$0.66	$0.09
Diluted	$0.43	$0.06	$0.65	$0.09
Shares used in computing net income per share:
Basic	110,407	106,635	109,614	105,961
Diluted	113,192	107,493	112,450	108,238

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Net income	$48,766	$6,644	$72,715	$10,037
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	(11,663)	(17,445)	(24,584)	(32,696)
Total other comprehensive income (loss), net of tax	(11,663)	(17,445)	(24,584)	(32,696)
Total comprehensive income (loss)	$37,103	$(10,801)	$48,131	$(22,659)

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	October 30, 2016	November 1, 2015
Operating activities
Net income	$72,715	$10,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,399	42,609
Amortization of intangible assets	3,849	4,206
Amortization of debt issuance costs	308	308
Stock-based compensation expense	25,829	24,362
Loss (gain) on sale or retirement of assets and asset disposal group	(27)	(277)
Impairment of long-lived assets	—	1,901
Equity in losses/(earnings) of equity method investment	155	(550)
Amortization of discount on 0.50% Convertible Senior Notes due 2033	4,978	4,745
Changes in operating assets and liabilities:
Accounts receivable	(28,410)	(16,831)
Inventories	(30,578)	(1,863)
Other assets	(2,586)	15,989
Accounts payable	11,432	1,710
Accrued compensation	9,129	2,225
Other accrued liabilities	(6,937)	4,865
Deferred revenue	4,289	3,896
Net cash provided by operating activities	107,545	97,332
Investing activities
Additions to property, equipment and improvements	(49,625)	(72,523)
Net proceeds from sale of property and equipment and asset disposal group	365	549
Purchases of short-term investments	(200,595)	(120,355)
Maturities of short-term investments	120,355	150,266
Purchase of intangible assets	(1,800)	—
Net cash used in investing activities	(131,300)	(42,063)
Financing activities
Repayments of term loans	(136)	(193)
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	7,633	5,751
Net cash provided by financing activities	7,497	5,558
Net increase (decrease) in cash and cash equivalents	(16,258)	60,827
Cash and cash equivalents at beginning of period	299,221	197,443
Cash and cash equivalents at end of period	$282,963	$258,270
Supplemental disclosure of cash flow information
Cash paid for interest	$649	$1,314
Cash paid for taxes	$4,404	$5,187

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of October 30, 2016 and for the three and six month periods ended October 30, 2016 and November 1, 2015 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of October 30, 2016, its operating results for the three and six month periods ended October 30, 2016 and November 1, 2015, and its cash flows for the six month periods ended October 30, 2016 and November 1, 2015. Operating results for the three and six month period ended October 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2017. The condensed consolidated balance sheet as of May 1, 2016 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2016.
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

3. Earnings per Share
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
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Numerator:
Net income	$48,766	$6,644	$72,715	$10,037
Numerator for basic net income per share	48,766	6,644	72,715	10,037
Numerator for diluted net income per share	$48,766	$6,644	$72,715	$10,037
Denominator:
Denominator for basic net income per share - weighted average shares	110,407	106,635	109,614	105,961
Effect of dilutive securities:
Stock options and restricted stock units	2,785	858	2,836	2,277
Dilutive potential common shares	2,785	858	2,836	2,277
Denominator for diluted net income per share	113,192	107,493	112,450	108,238
Net income per share:
Basic	$0.44	$0.06	$0.66	$0.09
Diluted	$0.43	$0.06	$0.65	$0.09
The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(in thousands)	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Stock options and restricted stock units	271	5,477	569	2,979

4. Inventories

Inventories consist of the following:	As of
(in thousands)	October 30, 2016	May 1, 2016
Raw materials	$52,447	$51,963
Work-in-process	156,494	137,603
Finished goods	83,498	83,725
Total inventories	$292,439	$273,291

5. Investments
The Company's portfolio of fixed income securities consists of term bank certificates of deposit. All of the Company's investments in fixed income securities have original maturity (maturity at the purchase date) of less than 12 months and are reported as short-term investments in the consolidated balance sheets as of October 30, 2016 and May 1, 2016. All of the Company's investments in fixed income securities are classified as held-to-maturity since the Company has the positive intent and ability to hold these investments until maturity. These investments are carried at amortized cost.

During the three and six month periods ended October 30, 2016 and November 1, 2015, there were no gross unrealized gains or losses, no realized gains or losses, and no other-than-temporary impairments.

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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of October 30, 2016, the remaining debt discount amortization period was 25 months.

As of October 30, 2016, the notes consisted of the following (in thousands):

Liability component:
Principal	$258,750
Unamortized debt discount	(22,761)
Unamortized debt issuance costs	(1,310)
Net carrying amount of the liability component	$234,679
Carrying amount of the equity component	$49,648

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

The following table sets forth interest expense information related to the 2033 Notes:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	October 30, 2016	November 1, 2015	October 30, 2016	November 1, 2015
Contractual interest expense	$324	$324	$648	$648
Amortization of the debt discount	2,509	2,391	4,978	4,745
Amortization of issuance costs	154	154	308	308
Total interest cost	$2,987	$2,869	$5,934	$5,701
Effective interest rate on the liability component	4.87%	4.87%	4.87%	4.87%
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
Changes in the Company's warranty liability during the following period were as follows:

Six Months Ended
(in thousands)	October 30, 2016
Beginning balance at May 1, 2016	$12,001
Additions during the period based on product sold	2,088
Change in estimates	(1,061)
Settlements and expirations	(6,921)
Ending balance at October 30, 2016	$6,107

8. Fair Value of Financial Instruments
The Company's financial instruments measured at fair value on a recurring basis as of October 30, 2016 and May 1, 2016 were as follows:

	October 30, 2016					May 1, 2016
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Certificates of deposit	$343,319	$—	$343,319	$—	$343,319	$263,255	$—	$263,255	$—	$263,255

The Company's Level 2 financial instruments in the table above are valued using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data.

The Company has not estimated the fair value of its minority investments in four privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. As of October 30, 2016, the carrying value of the Company's minority investments in these privately held companies was $3.9 million, which management believes is not impaired.

The Company's financial instruments not measured at fair value on a recurring basis as of October 30, 2016 and May 1, 2016 were as follows:

	October 30, 2016					May 1, 2016
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
2033 Notes	$234,679	$295,234	$—	$—	$295,234	$229,393	$247,430	$—	$—	$247,430

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
Class Action and Shareholder Derivative Litigation
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are the Company and its Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages have been alleged. The cases were consolidated, lead plaintiff was appointed and a consolidated complaint was filed. On September 30, 2013, the District Court granted the Company's motion to dismiss the First Amended Complaint and entered judgment, and plaintiff appealed. On January 8, 2016, the Ninth Circuit Court of Appeals reversed the judgment in part for further proceedings in the District Court. On July 15, 2016, lead plaintiff filed a Second Amended Complaint in the District Court. On August 19, 2016, the Company moved to dismiss. The motion has been briefed and heard by the District Court, and is under submission.
In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement have been filed in the California Superior Court for the County of Santa Clara, and a third derivative lawsuit has been filed in the United States District Court for the Northern District of California. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors, including the Company's Chairman of the Board and Chief Executive Officer, and its Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against the Company. The state court cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint. The derivative cases were stayed pending a ruling in the federal class action case. The derivative cases remain stayed at present, subject to the right of the parties to reinstate them.
Mears Technologies Litigation
On May 6, 2013, Mears Technologies, Inc. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company. The complaint alleges that Finisar's WSS products, ROADM line cards containing a Finisar WSS, and Waveshaper products infringe U.S. Patent No. 6,141,361. The Company has performed a review of the asserted patent and believes that the patent claims are not infringed and/or are invalid. On June 17, 2014, the district court issued a claim construction order favorable to the Company. On October 6, 2014, the court denied a motion of the plaintiff to amend its infringement contentions in light of the court’s claim construction ruling. As a result, the plaintiff has conceded that it is unable to pursue its infringement claims against the Company. On December 30, 2014, the court granted the Company’s motion for summary judgment of non-infringement. The plaintiff has appealed the court’s claim construction ruling and the court’s denial of the plaintiff’s motion to amend its infringement contentions in light of the court’s claim construction ruling. The Company has opposed this appeal. Oral argument on the appeal is scheduled for January 9, 2017. If the plaintiff’s appeal is wholly or partially successful, the case would be revived in the United States District Court for the Eastern District of Texas. If the appeal succeeds and the case resumes, the Company may be liable for substantial damages. Even if the defense of any resumed case is successful, the Company may incur substantial legal fees and other costs in defending the lawsuit. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.

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
The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of October 30, 2016. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

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

We sell our products primarily to manufacturers of storage systems, networking equipment and telecommunication equipment such as Brocade, Ciena, Cisco Systems, EMC, Ericsson, FiberHome, Fujitsu, Hewlett Packard Enterprise, Huawei, IBM, Juniper, Nokia, QLogic, and ZTE, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers. We also sell products to end-users.

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

Results of Operations

Revenues (by market application)	Three Months Ended
(in thousands, except percentages)	October 30, 2016	November 1, 2015	Change	% Change
Datacom revenue	$262,255	$233,758	$28,497	12%
Telecom revenue	107,608	87,378	20,230	23%
Total revenues	$369,863	$321,136	$48,727	15%

Revenues (by market application)	Six Months Ended
(in thousands, except percentages)	October 30, 2016	November 1, 2015	Change	% Change
Datacom revenue	$505,668	$467,051	$38,617	8%
Telecom revenue	205,520	168,115	37,405	22%
Total revenues	$711,188	$635,166	$76,022	12%

The increases in datacom revenue for the three and six month periods were primarily due to an increase in market demand for our 100 Gbps transceivers. The increases in telecom revenue for the three and six month periods were primarily due to an increase in market demand for our WSS products.

Amortization of Acquired Developed Technology
(in thousands, except percentages)	October 30, 2016	November 1, 2015	Change	% Change
Three months ended	$990	$1,435	$(445)	(31)%
Six months ended	$2,513	$2,870	$(357)	(12)%

The decreases were due to the roll-off of amortization of certain intangible assets related to our prior acquisitions.

Impairment of Long-Lived Assets
(in thousands, except percentages)	October 30, 2016	November 1, 2015	Change	% Change
Three months ended	$—	$1,901	$(1,901)	(100)%
Six months ended	$—	$1,901	$(1,901)	(100)%

During the first quarter of fiscal 2016, we recorded a $1.9 million charge for the impairment of certain long-lived assets due to the projected cash flows associated with these assets not supporting the carrying values of these assets.

Gross Profit
(in thousands, except percentages)	October 30, 2016	November 1, 2015	Change	% Change
Three months ended	$133,681	$89,091	$44,590	50%
As a percentage of revenues	36%	28%
Six months ended	$241,846	$176,468	$65,378	37%
As a percentage of revenues	34%	28%

The increases in gross margin primarily reflected a more favorable product mix, primarily 100 Gbps transceivers, in the fiscal 2017 periods compared to the corresponding fiscal 2016 periods.

Research and Development Expenses
(in thousands, except percentages)	October 30, 2016	November 1, 2015	Change	% Change
Three months ended	$53,242	$50,972	$2,270	4%
Six months ended	$104,250	$103,380	$870	1%

The increases were primarily due to an increase in employee compensation related expenses.

Sales and Marketing Expenses
(in thousands, except percentages)	October 30, 2016	November 1, 2015	Change	% Change
Three months ended	$13,367	$11,896	$1,471	12%
Six months ended	$25,230	$23,098	$2,132	9%

The increases were primarily due to an increase in employee compensation related expenses.

General and Administrative Expenses
(in thousands, except percentages)	October 30, 2016	November 1, 2015	Change	% Change
Three months ended	$13,576	$16,186	$(2,610)	(16)%
Six months ended	$29,891	$31,394	$(1,503)	(5)%

The decrease for the three month periods primarily reflected higher legal service fees related to on-going litigations in fiscal 2016. The decrease for the six month periods primarily reflected governmental subsidies received in fiscal 2017 in certain jurisdictions in which we conduct business.

Interest Income
(in thousands, except percentages)	October 30, 2016	November 1, 2015	Change	% Change
Three months ended	$1,021	$469	$552	118%
Six months ended	$1,747	$834	$913	109%

The increases were primarily due to increase in interest rates.

Interest Expense
(in thousands, except percentages)	October 30, 2016	November 1, 2015	Change	% Change
Three months ended	$3,025	$2,917	$108	4%
Six months ended	$6,011	$5,800	$211	4%

The increases were primarily due to amortization of the debt discount on our 2033 Notes.

Other Income (Expense), Net
(in thousands, except percentages)	October 30, 2016	November 1, 2015	Change	% Change
Three months ended	$795	$445	$350	79%
Six months ended	$736	$1,326	$(590)	(45)%

The changes was primarily due to fluctuations of foreign currency exchange rates.

Provision for Income Taxes
(in thousands, except percentages)	October 30, 2016	November 1, 2015	Change	% Change
Three months ended	$2,853	$722	$2,131	295%
Six months ended	$4,896	$2,753	$2,143	78%

The income tax provisions for the fiscal 2017 and 2016 periods primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business. The increases were primarily due to a change in the mix of pre-tax income into jurisdictions with higher effective tax rate.

Due to the uncertainty regarding the timing and extent of our future profitability, we continue to record a full valuation allowance to offset our U.S. deferred tax assets which primarily represent future income tax benefits associated with our operating losses because we do not currently believe it is more likely than not these assets will be realized. In the future, if we conclude that sufficient positive evidence (including our estimate of future taxable income) exists to support a reversal of all or a portion of the valuation allowance, we expect that a significant portion of any release of the valuation allowance will be recorded as an income tax benefit at the time of release.

Liquidity and Capital Resources

	Six Months Ended
(in millions)	October 30, 2016	November 1, 2015
Net cash provided by operating activities	$107.5	$97.3
Net cash used in investing activities	$(131.3)	$(42.1)
Net cash provided by financing activities	$7.5	$5.6

Operating Cash Flows
Net cash provided by operating activities in the six months ended October 30, 2016 and November 1, 2015 primarily consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $78.5 million and $77.3 million, respectively.

Investing Cash Flows
Net cash used in investing activities in the six month period ended October 30, 2016 primarily consisted of net purchases of short-term investments. Net cash used in investing activities in the six month period ended November 1, 2015 primarily consisted of expenditures for capital assets.

Financing Cash Flows
Net cash provided by financing activities in the six month periods ended October 30, 2016 and November 1, 2015 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans.

Sources of Liquidity and Capital Resource Requirements

At October 30, 2016, our principal sources of liquidity consisted of approximately $626 million of cash and cash equivalents and short-term investments, of which approximately $154 million was held by our foreign subsidiaries.

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

Off-Balance-Sheet Arrangements

At October 30, 2016 and May 1, 2016, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Part I, Item 1, Financial Statements - Note 9. Legal Matters” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended October 30, 2016.

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

Our quarterly operating results have varied significantly due to a number of factors, including:

•	fluctuation in demand for our products;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the level of market acceptance of new and enhanced versions of our products;

•	the timing of acquisitions that we have undertaken;

•	the timing or cancellation of large customer orders;

•	the length and variability of the sales cycle for our products;

•	pricing policy changes by us and our competitors and suppliers;

•	the availability of development funding;

•	changes in the mix of products sold;

•	increased competition in product lines, and competitive pricing pressures; and

•	the evolving and unpredictable nature of the markets for products incorporating our optical components and subsystems.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	fluctuations in manufacturing yields;

•	the emergence of new industry standards;

•	failure to anticipate changing customer product requirements;

•	the loss or gain of important customers;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

•	adverse changes in economic conditions in various geographic areas where we or our customers do business;

•	acts of terrorism and international conflicts or domestic crises;

•	other conditions affecting the timing of customer orders or our ability to fill orders of customers subject to export control or U.S. economic sanctions; or

•	a downturn in the markets for our customers' products, particularly the data storage and networking and telecommunication components markets.

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

Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2016, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $3.9 million of such equity investments remaining on our balance sheet as of October 30, 2016 in future periods.

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

The conversion of our outstanding convertible notes would result in substantial dilution to our current stockholders.

As of October 30, 2016, we had outstanding an aggregate principal amount of $258.8 million of our 2033 Notes. The 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments. An aggregate of approximately 8,572,413 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Dated: December 8, 2016