Form 10-Q
period 2017-01-29
FINISAR CORP
filed 2017-03-09
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 29, 2017
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

     As of March 3, 2017, there were 111,387,722 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended January 29, 2017

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 29, 2017	May 1, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$240,593	$299,221
Short-term investments	973,674	263,255
Accounts receivable, net of allowance for doubtful accounts of $725 at January 29, 2017 and $727 at May 1, 2016	280,099	249,257
Accounts receivable, other	58,498	44,576
Inventories	312,271	273,291
Prepaid expenses and other current assets	20,526	18,483
Total current assets	1,885,661	1,148,083
Property, equipment and improvements, net	357,039	348,613
Purchased intangible assets, net	14,638	18,388
Goodwill	106,736	106,736
Minority investments	3,322	4,051
Other assets	24,275	19,500
Total assets	$2,391,671	$1,645,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$155,916	$141,591
Accrued compensation	50,640	36,084
Other accrued liabilities	43,082	42,206
Deferred revenue	14,965	13,529
Total current liabilities	264,603	233,410
Long-term liabilities:
Convertible debt	699,903	229,393
Other non-current liabilities	12,594	14,882
Total liabilities	977,100	477,685
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at January 29, 2017 and May 1, 2016	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 111,279,377 shares and 107,696,314 shares issued and outstanding at January 29, 2017 and May 1, 2016, respectively	111	108
Additional paid-in capital	2,768,396	2,605,859
Accumulated other comprehensive (loss) income	(59,944)	(25,188)
Accumulated deficit	(1,293,992)	(1,413,093)
Total stockholders' equity	1,414,571	1,167,686
Total liabilities and stockholders' equity	$2,391,671	$1,645,371
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016

Revenues	$380,588	$309,206	$1,091,776	$944,372
Cost of revenues	242,961	219,836	709,790	674,593
Amortization of acquired developed technology	990	1,630	3,503	4,500
Impairment of long-lived assets	—	—	—	1,071
Gross profit	136,637	87,740	378,483	264,208
Operating expenses:
Research and development	54,691	49,840	158,941	153,220
Sales and marketing	13,092	11,899	38,322	34,997
General and administrative	13,235	14,875	43,126	46,269
Amortization of purchased intangibles	713	668	2,049	2,004
Impairment of long-lived assets	—	—	—	830
Total operating expenses	81,731	77,282	242,438	237,320
Income from operations	54,906	10,458	136,045	26,888
Interest income	1,716	709	3,463	1,543
Interest expense	(5,398)	(2,933)	(11,409)	(8,733)
Other income (expense), net	(339)	1,968	397	3,294
Income before income taxes	50,885	10,202	128,496	22,992
Provision for (benefit from) income taxes	4,499	(1,882)	9,395	871
Net income	$46,386	$12,084	$119,101	$22,121
Net income per share:
Basic	$0.42	$0.11	$1.08	$0.21
Diluted	$0.40	$0.11	$1.05	$0.20
Shares used in computing net income per share:
Basic	110,956	107,180	110,061	106,367
Diluted	114,873	108,128	113,506	108,488

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016
Net income	$46,386	$12,084	$119,101	$22,121
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	(10,172)	(9,866)	(34,756)	(42,562)
Total other comprehensive income (loss), net of tax	(10,172)	(9,866)	(34,756)	(42,562)
Total comprehensive income (loss)	$36,214	$2,218	$84,345	$(20,441)

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	January 29, 2017	January 31, 2016
Operating activities
Net income	$119,101	$22,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64,652	63,829
Amortization of intangible assets	5,552	6,503
Amortization of debt issuance costs	565	462
Stock-based compensation expense	39,200	35,677
Amortization of discount on held-to-maturity investments	(305)	—
Loss (gain) on sale or retirement of assets and asset disposal group	20	(496)
Impairment of long-lived assets	—	1,901
Impairment of minority investment	643	—
Equity in losses/(earnings) of equity method investment	85	(950)
Amortization of discount on 0.50% Convertible Senior Notes due 2033	7,507	7,156
Amortization of discount on 0.50% Convertible Senior Notes due 2036	1,934	—
Changes in operating assets and liabilities:
Accounts receivable	(30,842)	(28,150)
Inventories	(55,464)	(1,786)
Other assets	(20,740)	10,507
Accounts payable	14,325	(270)
Accrued compensation	14,556	3,453
Other accrued liabilities	(1,212)	4,996
Deferred revenue	1,436	4,044
Net cash provided by operating activities	161,013	128,997
Investing activities
Additions to property, equipment and improvements	(91,463)	(99,514)
Net proceeds from sale of property and equipment and asset disposal group	380	799
Purchases of short-term investments	(896,208)	(185,821)
Maturities of short-term investments	185,821	215,542
Purchase of intangible assets	(1,800)	—
Net cash used in investing activities	(803,270)	(68,994)
Financing activities
Repayments of term loans	(200)	(216)
Proceeds from the issuance of 0.50% Convertible Senior Notes due 2036, net of issuance costs	569,302	—
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	14,527	11,100
Net cash provided by financing activities	583,629	10,884
Net increase (decrease) in cash and cash equivalents	(58,628)	70,887
Cash and cash equivalents at beginning of period	299,221	197,443
Cash and cash equivalents at end of period	$240,593	$268,330
Supplemental disclosure of cash flow information
Cash paid for interest	$1,297	$1,314
Cash paid for taxes	$8,795	$7,127

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of January 29, 2017 and for the three and nine month periods ended January 29, 2017 and January 31, 2016 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of January 29, 2017, its operating results for the three and nine month periods ended January 29, 2017 and January 31, 2016, and its cash flows for the nine month periods ended January 29, 2017 and January 31, 2016. Operating results for the three and nine month periods ended January 29, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2017. The condensed consolidated balance sheet as of May 1, 2016 has been derived from the audited consolidated financial statements as of that date, but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2016.
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
Pending Adoption of New Accounting Standards
In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue recognition. Provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. In April 2015, the FASB proposed a deferral of this standard's effective date by one year. The proposed deferral allows early adoption at the original effective date. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. In 2016, the FASB issued several accounting standards updates to address implementation issues and to clarify certain provisions of this new revenue recognition guidance. The Company is currently evaluating timing and method of adoption and potential effect on its consolidated financial position, results of operations and cash flows from adoption of this standard.
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
From time to time, new accounting pronouncements are issued by the FASB, or other standards setting bodies, that are adopted by the Company as of the specified effective date. The Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

3. Earnings per Share
Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock options and restricted stock units (under the treasury stock method), 0.50% Convertible Senior Notes due 2033 (under the treasury stock method), and 0.50% Convertible Senior Notes due 2036 (under the treasury stock method) outstanding during the period.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016
Numerator:
Net income	$46,386	$12,084	$119,101	$22,121
Numerator for basic net income per share	46,386	12,084	119,101	22,121
Numerator for diluted net income per share	$46,386	$12,084	$119,101	$22,121
Denominator:
Denominator for basic net income per share - weighted average shares	110,956	107,180	110,061	106,367
Effect of dilutive securities:
Stock options and restricted stock units	3,786	948	3,445	2,121
0.50% Convertible Senior Notes due 2033	131	—	—	—
Dilutive potential common shares	3,917	948	3,445	2,121
Denominator for diluted net income per share	114,873	108,128	113,506	108,488
Net income per share:
Basic	$0.42	$0.11	$1.08	$0.21
Diluted	$0.40	$0.11	$1.05	$0.20

The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(in thousands)	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016
Stock options and restricted stock units	113	5,287	335	3,124
0.50% Convertible Senior Notes due 2033 and 0.50% Convertible Senior Notes due 2036 were excluded from the calculation of diluted earnings per share under the treasury stock method for the periods when the conversion price exceeded the average market price for the Company's common stock.

4. Inventories

Inventories consist of the following:	As of
(in thousands)	January 29, 2017	May 1, 2016
Raw materials	$57,648	$51,963
Work-in-process	168,157	137,603
Finished goods	86,466	83,725
Total inventories	$312,271	$273,291

5. Investments

Fixed Income Securities
The Company's portfolio of fixed income securities consists of commercial paper notes and term bank certificates of deposit. All of the Company's investments in fixed income securities have original maturity (maturity at the purchase date) of less than 12 months and are reported as short-term investments in the consolidated balance sheets as of January 29, 2017 and May 1, 2016. All of the Company's investments in fixed income securities are classified as held-to-maturity since the Company has the positive intent and ability to hold these investments until maturity. These investments are carried at amortized cost.
The Company's investments in fixed income securities as of January 29, 2017 and May 1, 2016 were as follows:

	January 29, 2017				May 1, 2016
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Commercial paper	$569,852	$—	$—	$569,852	$—	$—	$—	$—
Certificates of deposit	403,822	—	—	403,822	263,255	—	—	263,255
Total	$973,674	$—	$—	$973,674	$263,255	$—	$—	$263,255

During the three and nine month periods ended January 29, 2017 and January 31, 2016, there were no gross unrealized gains or losses, no realized gains or losses, and no other-than-temporary impairments.

Minority Investments

During the three month period ended January 29, 2017, the Company recorded a $643,000 impairment loss (included in other income (expense) in consolidated statement of operations) related to one of its cost method minority investments as a result of an equity transaction by the investee at a rate per share lower than the value at which the investment was carried by the Company.

6. Debt

0.50% Convertible Senior Notes Due 2036
In December 2016, the Company issued and sold $575.0 million in aggregate principal amount of 0.50% Convertible Senior Notes due 2036 (the "2036 Notes") at par. The terms of the notes are governed by an indenture by and between the Company and Wells Fargo Bank, National Association, as Trustee. The notes will mature on December 15, 2036, unless earlier repurchased, redeemed or converted. The notes are senior unsecured and unsubordinated obligations of the Company, and are effectively subordinated to the Company's secured indebtedness and the indebtedness and other liabilities of the Company's subsidiaries. The notes bear interest at a rate of 0.5% per year, payable semi-annually in arrears on June 15 and December 15 each year.

Holders of the notes may convert their notes at their option prior to the close of business on the business day immediately preceding June 15, 2036 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 29, 2017 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period ("measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 15, 2036 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing circumstances have occurred. The conversion rate will initially equal 22.6388 shares of common stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $44.17 per share of common stock), subject to adjustment. Upon conversion of a note, the Company will pay or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company's election, as provided in the indenture. If holders elect to convert their notes in connection with a "fundamental change" (as defined in the indenture) that occurs on or before December 22, 2021, the Company will, to the extent provided in the indenture, increase the conversion rate applicable to such notes ("make-whole feature").

Holders will have the option to require the Company to redeem for cash any notes held by them in the event of a fundamental change at a purchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. Holders also have the option to require the Company to redeem for cash any notes held by them on December 15, 2021, December 15, 2026 and December 15, 2031 at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. The Company may redeem the notes in whole or in part at any time on or after December 22, 2021 at 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company considered the features embedded in the notes, that is, the conversion feature, the holders' put feature, the Company's call feature, and the make-whole feature, and concluded that they are not required to be bifurcated and accounted for separately from the host debt instrument.

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $465.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $109.9 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of January 29, 2017, the remaining debt discount amortization period was 59 months.

As of January 29, 2017, the 2036 Notes consisted of the following (in thousands):

Liability component:
Principal	$575,000
Unamortized debt discount	(107,946)
Unamortized debt issuance costs	(4,513)
Net carrying amount of the liability component	$462,541
Carrying amount of the equity component	$109,881

The Company incurred approximately $5.7 million in transaction costs in connection with the issuance of the notes. These costs were allocated to the liability and equity components in proportion to the allocation of proceeds. Transaction costs of $4.6 million, allocated to the liability component, were recognized as a debt discount and are amortized. Transaction costs of $1.1 million, allocated to the equity component, were recognized as a reduction of additional paid-in capital.

The following table sets forth interest expense information related to the 2036 Notes:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016
Contractual interest expense	$282	n/a	$282	n/a
Amortization of the debt discount	1,934	n/a	1,934	n/a
Amortization of issuance costs	103	n/a	103	n/a
Total interest cost	$2,319	n/a	$2,319	n/a
Effective interest rate on the liability component	4.85%	n/a	4.85%	n/a
The Company applies the treasury stock method to determine the potential dilutive effect of the 2036 Notes on net income per share as a result of the Company's intent and stated policy to settle the principal amount of the 2036 Notes in cash.

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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of January 29, 2017, the remaining debt discount amortization period was 22 months.

As of January 29, 2017, the 2033 Notes consisted of the following (in thousands):

Liability component:
Principal	$258,750
Unamortized debt discount	(20,232)
Unamortized debt issuance costs	(1,156)
Net carrying amount of the liability component	$237,362
Carrying amount of the equity component	$49,648

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

The following table sets forth interest expense information related to the 2033 Notes:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	January 29, 2017	January 31, 2016	January 29, 2017	January 31, 2016
Contractual interest expense	$324	$324	$972	$972
Amortization of the debt discount	2,529	2,411	7,507	7,156
Amortization of issuance costs	154	154	462	462
Total interest cost	$3,007	$2,889	$8,941	$8,590
Effective interest rate on the liability component	4.87%	4.87%	4.87%	4.87%
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
Changes in the Company's warranty liability during the following period were as follows:

Nine Months Ended
(in thousands)	January 29, 2017
Beginning balance at May 1, 2016	$12,001
Additions during the period based on product sold	2,913
Change in estimates	(1,564)
Settlements and expirations	(8,454)
Ending balance at January 29, 2017	$4,896

8. Fair Value of Financial Instruments
The Company's financial instruments measured at fair value on a recurring basis as of January 29, 2017 and May 1, 2016 were as follows:

	January 29, 2017					May 1, 2016
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Commercial paper	$569,852	$—	$569,852	$—	$569,852	$—	$—	$—	$—	$—
Certificates of deposit	403,822	—	403,822	—	403,822	263,255	—	263,255	—	263,255
Total	$973,674	$—	$973,674	$—	$973,674	$263,255	$—	$263,255	$—	$263,255

The Company's Level 2 financial instruments in the table above are valued using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data.

The Company has not estimated the fair value of its minority investments in four privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. As of January 29, 2017, the carrying value of the Company's minority investments in these privately held companies was $3.3 million, which management believes is not impaired.

The Company's financial instruments not measured at fair value on a recurring basis as of January 29, 2017 and May 1, 2016 were as follows:

	January 29, 2017					May 1, 2016
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
2033 Notes	$237,362	$305,002	$—	$—	$305,002	$229,393	$247,430	$—	$—	$247,430
2036 Notes	462,541	582,906	—	—	582,906	n/a	n/a	n/a	n/a	n/a
Total:	$699,903	$887,908	$—	$—	$887,908	$229,393	$247,430	$—	$—	$247,430

The fair values of the 2033 Notes and the 2036 Notes are based on the price in the open market as of or close to the respective balance sheet dates. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.

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
Due to the nature of the Company's business, it is subject to claims alleging infringement by various Company products and services. The Company believes that it has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, it is currently unable to determine the ultimate outcome of these or similar matters. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, the Company believes that it is not reasonably possible that the ultimate outcomes will materially and adversely affect its business, financial position, results of operations or cash flows.

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
Mears Technologies Litigation
On May 6, 2013, Mears Technologies, Inc. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company. The complaint alleged that Finisar's WSS products, ROADM line cards containing a Finisar WSS, and Waveshaper products infringe U.S. Patent No. 6,141,361. On June 17, 2014, the district court issued a claim construction order favorable to the Company. On October 6, 2014, the court denied a motion of the plaintiff to amend its infringement contentions in light of the court’s claim construction ruling. As a result, the plaintiff conceded that it was unable to pursue its infringement claims against the Company. On December 30, 2014, the court granted the Company’s motion for summary judgment of non-infringement. The plaintiff appealed the court’s claim construction ruling and the court’s denial of the plaintiff’s motion to amend its infringement contentions in light of the court’s claim construction ruling. The Company opposed this appeal. On January 11, 2017, the verdict of non-infringement was affirmed by the U.S. Court of Appeals for the Federal Circuit and the case has terminated.

10. Guarantees and Indemnifications
Upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee. As permitted under Delaware law and in accordance with the Company's Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving in such capacity at the Company's request. The term of the indemnification period is for the officer's or director's lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer liability insurance policy that may enable it to recover a portion of any future amounts paid.
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
The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of January 29, 2017. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

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

Our manufacturing operations are vertically integrated and we produce many of the key components used in making our products, including lasers, photodetectors and integrated circuits, or ICs, designed by our internal IC engineering teams. We also have internal assembly and test capabilities that make use of internally designed equipment for the automated testing of our optical subsystems and components.

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

Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. As a result of building a vertically integrated business model, our manufacturing cost structure has become more fixed. While this can be beneficial during periods when demand is strong, it can be more difficult to reduce costs during periods when demand for our products is weak, product mix is unfavorable or selling prices are generally lower. While we have undertaken measures to reduce our operating costs, there can be no assurance that we will be able to reduce our cost of revenues sufficiently to achieve or sustain profitability.

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

Results of Operations

Revenues (by market application)	Three Months Ended
(in thousands, except percentages)	January 29, 2017	January 31, 2016	Change	% Change
Datacom revenue	$269,515	$219,277	$50,238	23%
Telecom revenue	111,073	89,929	21,144	24%
Total revenues	$380,588	$309,206	$71,382	23%

Revenues (by market application)	Nine Months Ended
(in thousands, except percentages)	January 29, 2017	January 31, 2016	Change	% Change
Datacom revenue	$775,183	$686,328	$88,855	13%
Telecom revenue	316,593	258,044	58,549	23%
Total revenues	$1,091,776	$944,372	$147,404	16%

The increases in datacom revenue for the three and nine month periods were primarily due to an increase in market demand for our 100 Gbps transceivers. The increases in telecom revenue for the three and nine month periods were primarily due to an increase in market demand for our WSS products.

Amortization of Acquired Developed Technology
(in thousands, except percentages)	January 29, 2017	January 31, 2016	Change	% Change
Three months ended	$990	$1,630	$(640)	(39)%
Nine months ended	$3,503	$4,500	$(997)	(22)%

The decreases were due to the roll-off of amortization of certain intangible assets related to our prior acquisitions.

Impairment of Long-Lived Assets
(in thousands, except percentages)	January 29, 2017	January 31, 2016	Change	% Change
Three months ended	$—	$1,901	$(1,901)	(100)%
Nine months ended	$—	$1,901	$(1,901)	(100)%

During the first quarter of fiscal 2016, we recorded a $1.9 million charge for the impairment of certain long-lived assets due to the projected cash flows associated with these assets not supporting the carrying values of these assets.

Gross Profit
(in thousands, except percentages)	January 29, 2017	January 31, 2016	Change	% Change
Three months ended	$136,637	$87,740	$48,897	56%
As a percentage of revenues	36%	28%
Nine months ended	$378,483	$264,208	$114,275	43%
As a percentage of revenues	35%	28%

The increases in gross margin primarily reflected a more favorable product mix, primarily 100 Gbps transceivers, in the fiscal 2017 periods compared to the corresponding fiscal 2016 periods.

Research and Development Expenses
(in thousands, except percentages)	January 29, 2017	January 31, 2016	Change	% Change
Three months ended	$54,691	$49,840	$4,851	10%
Nine months ended	$158,941	$153,220	$5,721	4%

The increases were primarily due to an increase in employee compensation related expenses.

Sales and Marketing Expenses
(in thousands, except percentages)	January 29, 2017	January 31, 2016	Change	% Change
Three months ended	$13,092	$11,899	$1,193	10%
Nine months ended	$38,322	$34,997	$3,325	10%

The increases were primarily due to an increase in employee compensation related expenses.

General and Administrative Expenses
(in thousands, except percentages)	January 29, 2017	January 31, 2016	Change	% Change
Three months ended	$13,235	$14,875	$(1,640)	(11)%
Nine months ended	$43,126	$46,269	$(3,143)	(7)%

The decrease for the three month periods primarily reflected higher legal service fees related to on-going litigations in fiscal 2016. The decrease for the nine month periods primarily reflected governmental subsidies received in fiscal 2017 in certain jurisdictions in which we conduct business.

Interest Income
(in thousands, except percentages)	January 29, 2017	January 31, 2016	Change	% Change
Three months ended	$1,716	$709	$1,007	142%
Nine months ended	$3,463	$1,543	$1,920	124%

The increases were primarily due to increase in interest rates.

Interest Expense
(in thousands, except percentages)	January 29, 2017	January 31, 2016	Change	% Change
Three months ended	$5,398	$2,933	$2,465	84%
Nine months ended	$11,409	$8,733	$2,676	31%

The increases were primarily due to amortization of the debt discount on our 2036 Notes.

Other Income (Expense), Net
(in thousands, except percentages)	January 29, 2017	January 31, 2016	Change	% Change
Three months ended	$(339)	$1,968	$(2,307)	(117)%
Nine months ended	$397	$3,294	$(2,897)	(88)%

The changes were primarily due to fluctuations of foreign currency exchange rates.

Provision for (Benefit from) Income Taxes
(in thousands, except percentages)	January 29, 2017	January 31, 2016	Change	% Change
Three months ended	$4,499	$(1,882)	$6,381	339%
Nine months ended	$9,395	$871	$8,524	979%

The income tax provisions for the fiscal 2017 and 2016 periods primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business. The increases were primarily due to a change in the mix of pre-tax income into jurisdictions with higher effective tax rate.

Due to the uncertainty regarding the timing and extent of our future profitability, we continue to record a full valuation allowance to offset our U.S. deferred tax assets which primarily represent future income tax benefits associated with our operating losses because we do not currently believe that it is more likely than not that these assets will be realized. In the future, if we conclude that sufficient positive evidence (including our estimate of future taxable income) exists to support a reversal of all or a portion of the valuation allowance, we expect that a significant portion of any release of the valuation allowance will be recorded as an income tax benefit at the time of release.

Liquidity and Capital Resources

	Nine Months Ended
(in millions)	January 29, 2017	January 31, 2016
Net cash provided by operating activities	$161.0	$129.0
Net cash used in investing activities	$(803.3)	$(69.0)
Net cash provided by financing activities	$583.6	$10.9

Operating Cash Flows
Net cash provided by operating activities in the nine months ended January 29, 2017 primarily consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $119.9 million, offset by an $77.9 million increase in working capital primarily related to a $55.5 million increase in inventory. Inventory increased due to increased purchases to support the increased sales level. Net cash provided by operating activities in the nine months ended January 31, 2016 primarily consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $114.1 million.

Investing Cash Flows
Net cash used in investing activities in the nine month period ended January 29, 2017 primarily consisted of net purchases of short-term investments. Net cash used in investing activities in the nine month period ended January 31, 2016 primarily consisted of expenditures for capital assets.

Financing Cash Flows
Net cash provided by financing activities in the nine month period ended January 29, 2017 primarily consisted of net proceeds from the issuance of our 2036 Notes. Net cash provided by financing activities in the nine month period ended January 31, 2016 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans.

Sources of Liquidity and Capital Resource Requirements

At January 29, 2017, our principal sources of liquidity consisted of approximately $1.2 billion of cash and cash equivalents and short-term investments, of which approximately $92 million was held by our foreign subsidiaries.

We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire all of our outstanding 2033 Notes, in the aggregate principal amount of $258.8 million, which are subject to redemption by the holders in December 2018, 2023 and 2028, or our 2036 Notes, in the aggregate principal amount of $575.0 million, which are subject to redemption by the holders in December 2021, 2026 and 2031. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Off-Balance-Sheet Arrangements

At January 29, 2017 and May 1, 2016, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Part I, Item 1, Financial Statements - Note 9. Legal Matters” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended January 29, 2017.

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

The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has experienced less consolidation. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Increased consolidation in our industry, should it occur, will reduce the number of our competitors, but would be likely to further strengthen surviving industry participants. We may not be able to compete successfully against either current or future competitors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances and may be able to react quicker to changing customer requirements and expectations. There is also the risk that network systems vendors may re-enter the subsystem market and begin to manufacture the optical subsystems incorporated in their network systems. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. Our principal competitors for data communication applications include Foxconn, Lumentum and Oclaro. Our principal competitors for telecommunication applications include Lumentum, Oclaro, Sumitomo and Acacia Communications. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.

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

We base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated revenue trends which are highly unpredictable. Some of our purchase commitments are not cancelable, and in some cases we are required to recognize a charge representing the amount of material or capital equipment purchased or ordered which exceeds our actual requirements. In the past, we have periodically experienced significant growth followed by a significant decrease in customer demand such as occurred in fiscal 2001, when revenues increased by 181% followed by a decrease of 22% in fiscal 2002. Based on projected revenue trends during these periods, we acquired inventories and entered into purchase commitments in order to meet anticipated increases in demand for our products, which did not materialize. As a result, we recorded significant charges for obsolete and excess inventories and non-cancelable purchase commitments which contributed to substantial operating losses in fiscal 2002. Should revenues in future periods again fall substantially below our expectations, or should we fail again to accurately forecast changes in demand mix, we could again be required to record substantial charges for obsolete or excess inventories or non-cancelable purchase commitments.

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

The development of new, technologically advanced products is a complex and uncertain process, requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate prediction of technological and market trends. The introduction of new products also requires significant investment to ramp up production capacity, for which benefit will not be realized if customer demand does not develop as expected. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of the new product introduction. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Many of these factors are beyond our control. Any failure to respond to technological change would significantly harm our business.

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

The period of time between our initial contact with a customer and the receipt of an actual purchase order typically spans over a year. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products before purchasing and using the products in their equipment. These products often take substantial time to develop because of their complexity and because customer specifications sometimes change during the development cycle. Our customers do not typically share information on the duration or magnitude of these qualification procedures. The length of these qualification processes also may vary substantially by product and customer, and, thus, cause our results of operations to be unpredictable. While our potential customers are qualifying our products and before they place an order with us, we may incur substantial research and development and sales and marketing expenses and expend significant management effort. Even after incurring such costs, we ultimately may not be able to sell any products to such potential customers. In addition, these qualification processes often make it difficult to obtain new customers, as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources. Once our products have been qualified, the agreements that we enter into with our customers typically contain no minimum purchase commitments. Failure of our customers to incorporate our products into their systems would significantly harm our business.

We may not be able to obtain additional capital in the future, and failure to do so may harm our business.

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire our outstanding 2033 Notes, in the aggregate principal amount of $258.8 million, which are subject to redemption by the holders in December 2018, 2023 and 2028, or our 2036 Notes, in the aggregate principal amount of $575.0 million, which are subject to redemption by the holders in December 2021, 2026 and 2031. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations. If we do raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders.

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

Our future operating results may be subject to volatility, as a result of exposure to foreign exchange risks.

We are exposed to foreign exchange risks. Foreign currency fluctuations may affect both our revenues and our costs and expenses, which would significantly affect our operating results. More than 95% of our sales worldwide are denominated in U.S. dollars. If there is a significant devaluation of the currency in a specific country relative to the dollar, the prices of our products will increase relative to that country's currency, our products may be less competitive in that country and our revenues may be adversely affected.

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

Our industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are currently involved as a defendant in patent infringement litigation and have been involved in the past as a defendant in such lawsuits. From time to time, we have also been accused of patent infringement that is not subject to current lawsuit, some of which accusations are unresolved. In the future, we may be subject to additional litigation alleging infringement of patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Further, claims against a customer and/or end user of our products that the re-sale or use of our products, either alone or in combination with other products, infringes proprietary rights of third parties could cause customers or users to choose to not or be required to not utilize our products alone or in such combination, which could harm our sales of such products. Any claims, against us or any customer or user of our products, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

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

Our products are complex and defects may be found from time to time. Networking products frequently contain undetected software or hardware defects when first introduced or as new versions are released. In addition, our products are often embedded in or deployed in conjunction with our customers' products, which incorporate a variety of components produced by third parties. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems or loss of customers, all of which would harm our business.

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

Since inception, we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2016, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $3.3 million of such equity investments remaining on our balance sheet as of January 29, 2017 in future periods.

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

An adverse change that impacts our tax position could negatively impact our operating results. In addition, we are the recipient of tax incentives that provide that certain income earned by our subsidiary in Malaysia is subject to a tax holiday for a limited period of time under the laws of that country. This Malaysian tax holiday is subject to expiration in August 2021. Our ability to realize benefits from tax initiatives could be materially affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction. In addition, although we have successfully received tax holiday extensions in the past, there can be no assurance that future extensions will be granted. If we are not able to extend a tax holiday, our total tax paid on a consolidated basis would be materially increased.

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

As of January 29, 2017, we had outstanding an aggregate principal amount of $258.8 million of our 2033 Notes and an aggregate principal amount of $575.0 million of our 2036 Notes. The 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments, and the 2036 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $44.17 per share, subject to adjustments. An aggregate of approximately 8,572,413 and 13,017,885 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes and all outstanding 2036 Notes, respectively, at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Part of this volatility is attributable to the current state of the stock market, in which wide price swings are common. This volatility may adversely affect the prices of our common stock, regardless of our operating performance. If any of the foregoing occurs, our stock price could fall and we may be exposed to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description

4.1	Indenture, dated as of December 21, 2016, between Registrant and Wells Fargo Bank, National Association (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1) Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed December 21, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINISAR CORPORATION
By:	/s/ JERRY S. RAWLS
Jerry S. Rawls
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KURT ADZEMA
Kurt Adzema
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 9, 2017