Form 10-K
period 2017-04-30
FINISAR CORP
filed 2017-06-16
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2017
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
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of October 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.3 billion based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Stock Market on October 28, 2016 of $27.57 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of June 9, 2017, there were 111,526,276 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders are incorporated by reference in Part III hereof.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2017

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

Overview

We are a leading provider of optical subsystems and components that are used in data communication and telecommunication applications. Our optical subsystems consist primarily of transmitters, receivers, transceivers, transponders and active optical cables, which provide the fundamental optical-electrical, or optoelectronic interface for interconnecting the electronic equipment used in these networks, including the switches, routers, and servers used in wireline networks as well as the antennas and base stations used in wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuits and novel optoelectronic packaging to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to more than 200 Gbps, over distances of less than 10 meters to more than 2,000 kilometers, using a wide range of network protocols and physical configurations.

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

Our line of optical components consists primarily of packaged lasers and photodetectors for data communication and telecommunication applications. We are also developing laser and photodetector products for use in emerging consumer applications.

Demand for our products is largely driven by the continually growing need for additional network bandwidth created by the ongoing proliferation of data and video traffic from video downloads, Internet protocol TV, social networking, on-line gaming, file sharing, enterprise IP/Internet traffic, cloud computing, and data center virtualization that must be handled by both wireline and wireless networks. Mobile traffic is increasing as the result of proliferation of smartphones, tablet computers, and other mobile devices.

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

We sell our products primarily to manufacturers of storage systems, networking equipment and telecommunication equipment such as Brocade, Ciena, Cisco Systems, Dell EMC, Ericsson, FiberHome, Fujitsu, Hewlett Packard Enterprise, Huawei, IBM, Juniper, Nokia, QLogic, and ZTE, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers. We also sell products to end-users.

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

As a result of several acquisitions, we have gained access to leading-edge technology for the manufacture of a number of active and passive optical components including vertical cavity surface emitting lasers, or VCSELs; Fabry-Perot, or FP, lasers; distributed feedback, or DFB, lasers; tunable lasers; positive intrinsic negative, or PIN, detectors; high-speed integrated waveguide detectors; Mach Zehnder Modulators; fused fiber couplers; isolators; filters; polarization beam combiners; interleavers; and amplifiers. Most of these optical components are used internally in the manufacture of our optical subsystems. We currently sell some of these components in the so-called “merchant market” to other subsystems manufacturers. We are also developing laser and photodetector products for use in emerging consumer applications.

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

Customers

Our revenues are principally derived from sales of optical subsystems and components to a broad base of OEMs, distributors, end customers, and system integrators. Sales of products for data communication applications represented 72%,

74%, and 75% of our total revenues in fiscal 2017, 2016, and 2015, respectively. Sales of products for telecommunication applications represented 28%, 26%, and 25% of our total revenues in fiscal 2017, 2016, and 2015, respectively.

Sales to our ten largest customers represented 56%, 56%, and 55% of our total revenues during fiscal 2017, 2016, and 2015, respectively. Two customers, Cisco Systems and Huawei, represented more than 10% of our total revenues during fiscal 2017 and 2016. One customer, Cisco Systems, represented more than 10% of our total revenues during fiscal 2015. No other customer accounted for more than 10% of our total revenues in any of these years.

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

Optoelectronic Device Design and Wafer Fabrication.  The ability to manufacture our own optical components provides significant cost savings as well as the ability to create unique, high performance components that are not commercially available. This enhances our competitive position in terms of performance, time-to-market, and intellectual property. Most significantly, we design and manufacture a number of active components that are used in our optical subsystems. Certain of our past acquisitions provided us with wafer fabrication capability for designing and manufacturing VCSEL components, used in our shorter distance transceivers for data communication applications, PIN detectors and 1310 nm FP and DFB lasers used in our longer distance transceivers, although we continue to rely on third-party suppliers for a portion of our DFB laser requirements, and tunable lasers for use in our tunable XFP and SFP+ transceivers for telecommunication applications.

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

Competition in the market for optical subsystems and components varies by market segment. Our principal competitors for optical transceivers sold for data communication applications include Applied Optoelectronics, Foxconn, Innolight, Lumentum Holdings (former communications and optical products business of JDS Uniphase), Oclaro, and Sumitomo. Our principal competitors for optical transceivers sold for telecommunication applications include Acacia Communications, Fujitsu Optical Components, Lumentum, Oclaro, and Sumitomo. Our principal competitors for WSS ROADM products include CoAdna, Lumentum, Oplink, and Nistica. We believe we compete favorably with our competitors with respect to most of the foregoing factors based, in part, upon our broad product line, our sizeable installed base, our significant vertical integration, and our lower-cost manufacturing facilities in Ipoh, Malaysia and Wuxi, China.

Sales, Marketing and Technical Support

For sales of our optical subsystems and components, we utilize a direct sales force augmented by four world-wide distributors, 12 international distributors, seven domestic distributors, 17 domestic manufacturers’ representatives, and six international manufacturers’ representatives. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers’ representatives. In our international markets, our direct sales force works with local resellers who assist us in providing support and maintenance in the territories they cover.

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

Manufacturing

We manufacture our optical subsystems at our production facility in Ipoh, Malaysia. This facility consists of 640,000 square feet, of which 240,000 square feet is suitable for clean room operations. We also conduct a portion of our new product introduction operations at our Ipoh facility. In 2012, we entered into a 50-year lease for 550,000 square feet of land in Wuxi, China, where we built a 800,000 square foot facility. At this facility, we manufacture tunable and parallel transceivers, WSS components, ROADM line cards, passive optical components, coherent receivers, and high-end optical subassemblies used in VCSELs and detectors. In 2017, we entered into a 50-year lease for an additional 280,000 square feet of land adjacent to the above location in Wuxi, China, where we have begun the process of constructing an additional 300,000 square foot manufacturing facility. We manufacture WSS products at our 100,000 square foot facility in Sydney, Australia and certain telecommunication products at our 64,000 square foot facility in Horsham, Pennsylvania. We continue to conduct a substantial portion of our new product introduction activities at our Sunnyvale, California, Horsham, Pennsylvania, Sydney, Australia, and Shanghai, China facilities. In Sunnyvale, we also conduct supply chain management for certain components as well as quality assurance and documentation control operations. We maintain an international purchasing office in Shenzhen, China. We conduct wafer fabrication operations for the manufacture of VCSELs used in short wavelength transceiver products at our facility in Allen, Texas. We conduct wafer fabrication operations for the manufacture of long wavelength FP and DFB lasers at our facility in Fremont, California. We conduct wafer fabrication operations for the manufacturing of tunable lasers and photonic integrated circuits, or PICs, at our facility in Jarfalla, Sweden. We manufacture high speed optical receivers and photodetectors at our facility in Berlin, Germany. We expect to continue to use contract manufacturers for a portion of our manufacturing needs, primarily printed circuit board assemblies.

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

Research and Development

In fiscal 2017, 2016 and 2015, our research and development expenses were $217.9 million, $203.4 million, and $202.1 million, respectively. We believe that our future success depends on our ability to continue to enhance the performance and reduce the cost of our existing products and to develop new products that maintain technological and business competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the data communication and telecommunication markets. We also seek opportunities to leverage the technical and product competencies created for our core markets to develop products for other applications, especially products using active optical components that we design and manufacture. We work closely with our customers to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our various product lines, and we also have specific groups devoted to ASIC design and test, subsystem design, and software design. Our product development operations include the active involvement of our manufacturing engineers who examine each product for its manufacturability, predicted reliability, expected lifetime, and manufacturing costs.

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

Employees

As of April 30, 2017, we employed approximately 14,000 full-time employees and contractors, of whom approximately 1,000 were located in the United States and approximately 12,000 were located at our production facilities in Ipoh, Malaysia, and Wuxi, China. We also, from time to time, employ part-time employees. Our employees are not represented by any union, and we have never experienced a work stoppage. Certain of our employees in our Sydney, Australia facility are subject to a collective agreement not involving a union. In addition, we have a works council in our Berlin, Germany facility. We believe that there is a positive employee relations environment within our company.

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

Our quarterly operating results have varied significantly due to a number of factors, including:

•	fluctuation in demand for our products;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the level of market acceptance of new and enhanced versions of our products;

•	the timing of acquisitions that we have undertaken;

•	the timing or cancellation of large customer orders;

•	changes in levels of our customer's forecasted demand;

•	the length and variability of the sales cycle for our products;

•	pricing policy changes by us and our competitors and suppliers;

•	the availability of development funding;

•	changes in the mix of products sold;

•	increased competition in product lines, and competitive pricing pressures; and

•	the evolving and unpredictable nature of the markets for products incorporating our optical components and subsystems.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	fluctuations in manufacturing yields;

•	the emergence of new industry standards;

•	failure to anticipate changing customer product requirements;

•	the loss or gain of important customers;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

•	adverse changes in economic conditions in various geographic areas where we or our customers do business;

•	acts of terrorism and international conflicts or domestic crises;

•	other conditions affecting the timing of customer orders or our ability to fill orders of customers subject to export control or U.S. economic sanctions; or

•	a downturn in the markets for our customers' products, particularly the data storage and networking and telecommunication components markets.

We may experience a delay in generating or recognizing revenues for a number of reasons. Open orders at the beginning of each quarter are typically lower than expected revenues for that quarter and are generally cancelable with minimal notice. Accordingly, we depend on obtaining orders during each quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified timeframes without significant penalty. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues or changes in levels of our customer's forecasted demand could significantly harm our business. It is likely that in some future quarters our operating results will again decrease from the previous quarter or fall below the expectations of securities analysts and investors.

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

The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has experienced less consolidation. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Increased consolidation in our industry, should it occur, will reduce the number of our competitors, but would be likely to further strengthen surviving industry participants. We may not be able to compete successfully against either current or future competitors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances and may be able to react quicker to changing customer requirements and expectations. There is also the risk that network systems vendors may re-enter the subsystem market and begin to manufacture the optical subsystems incorporated in their network systems. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. Our principal competitors for data communication applications include Applied Optoelectronics, Foxconn, Innolight, Lumentum, Oclaro, and Sumitomo. Our principal competitors for telecommunication applications include Acacia Communications, Fujitsu Optical Components, Lumentum, Oclaro, and Sumitomo. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.

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

Not all of our past acquisitions have been successful. In the past, we have subsequently sold some of the assets acquired in prior acquisitions, discontinued product lines and closed acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. Through fiscal 2017, we have written off all of the goodwill associated with our past acquisitions with the exception of the more recently completed acquisitions of Ignis, Red-C and u2t. We cannot assure you that we will be successful in overcoming problems encountered in connection with our past acquisitions or potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with our past acquisitions or any of our future acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.

Since inception, we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2017, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $3.2 million of such equity investments remaining on our balance sheet as of April 30, 2017 in future periods.

Our ability to utilize certain net operating loss carryforwards and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code.

As of April 30, 2017, the Company had federal, state and foreign net operating loss carryforwards of approximately $276.8 million, $13.2 million and $34.3 million, respectively, and federal and state tax credit carryforwards of approximately $34.3 million and $26.8 million, respectively. With the exception of California R&D credit, which can be carried forward indefinitely, the net operating loss and tax credit carryforwards will expire at various dates beginning in fiscal 2020 through 2037, if not utilized. $2.3 million of such net operating loss carryforwards and $1.5 million of such tax credit carryforwards will expire in the next five years. Utilization of the Company's U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

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

As of April 30, 2017, we had outstanding an aggregate principal amount of $258.8 million of our 2033 Notes and an aggregate principal amount of $575.0 million of our 2036 Notes. The 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments, and the 2036 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $44.17 per share, subject to adjustments. An aggregate of approximately 8,572,413 and 13,017,885 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes and all outstanding 2036 Notes, respectively, at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

None.

Item 2.    Properties

Our principal facilities are located in California, Pennsylvania, Texas, Malaysia and China.

Information regarding our properties as of April 30, 2017 is as follows:

Location	Use	Size
		(Square Feet)
Owned
Wuxi, China	Manufacturing operations	800,000
Ipoh, Malaysia	Manufacturing operations	640,000
Shenzhen, China	Administrative operations	50,000
Daejeon, Korea	Research and development	12,800
Leased
Shanghai, China	Research and development, general and administrative, and limited manufacturing operations	180,000
Allen, Texas	Wafer fabrication operations. A portion of this facility is currently subleased.	160,000
Sydney, Australia	Manufacturing, research and development and administrative operations	100,000
Fremont, California	Research and development and manufacturing operations	121,000
Sunnyvale, California	Corporate headquarters, research and development, sales and marketing, general and administrative and limited manufacturing operations	92,000
Horsham, Pennsylvania	Manufacturing, research and development, sales and administration	64,000
Jarfalla, Sweden	Wafer fabrication operations and research and development	63,000
Holon, Israel	Research and development and manufacturing operations	34,000
Berlin, Germany	Research and development and manufacturing operations	22,000
Hyderabad, India	Information technology support center	22,000
Singapore	Research and development	16,000
Eugene, Oregon	Research and development and manufacturing operations	9,000
Champaign, Illinois	Research and development	3,000

The owned property in Wuxi, China, consists of 550,000 square feet of land leased for 50 years where we built a 800,000 square foot manufacturing operations facility and an additional 280,000 square feet of land leased for 50 years where we have begun the process of constructing an additional 300,000 square foot manufacturing operations facility expected to be completed in thesecond half of calendar year 2018. The owned property in Daejeon, Korea, includes 4,200 square feet of land owned by our subsidiary, Finisar Daejeon Co. Ltd. We believe our properties are in good condition and are suitable for their present uses. We also believe that our existing facilities, combined with the additional facility being constructed in Wuxi, China, will be adequate to accommodate our needs for the foreseeable future.

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

Since our initial public offering on November 11, 1999, our common stock has traded on the NASDAQ Stock Market under the symbol “FNSR.” The following table sets forth the range of high and low sales prices of our common stock for the periods indicated:

	High	Low
Fiscal 2017 Quarter Ended:
April 30, 2017	$36.41	$21.53
January 29, 2017	$36.85	$27.13
October 30, 2016	$31.42	$18.00
July 31, 2016	$19.53	$15.21
Fiscal 2016 Quarter Ended:
May 1, 2016	$19.00	$12.19
January 31, 2016	$14.97	$11.11
November 1, 2015	$17.79	$10.66
August 2, 2015	$23.14	$16.86

According to records of our transfer agent, we had 193 stockholders of record as of June 9, 2017 and we believe there is a substantially greater number of beneficial holders. We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.	Selected Financial Data
You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2017, May 1, 2016 and May 3, 2015 and the balance sheet data as of April 30, 2017 and May 1, 2016 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 27, 2014 and April 28, 2013 and the balance sheet data as of May 3, 2015, April 27, 2014, and April 28, 2013 are derived from our audited consolidated financial statements not included in this report.

	Fiscal Years Ended
	April 30, 2017	May 1, 2016	May 3, 2015	April 27, 2014	April 28, 2013
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$1,449,303	$1,263,166	$1,250,944	$1,156,833	$934,335
Consolidated net income (loss)	$249,346	$35,193	$11,887	$111,537	$(8,095)
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$2.26	$0.33	$0.12	$1.16	$(0.06)
Diluted	$2.19	$0.32	$0.11	$1.09	$(0.06)
Balance Sheet Data:
Total assets	$2,539,882	$1,645,371	$1,551,882	$1,497,546	$1,007,847
Long-term portion of convertible notes	$707,782	$229,393	$221,406	$252,268	$40,015

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

•
Results of Operations.  This section provides analysis of the Company’s results of operations for the three fiscal years period ended April 30, 2017. A brief description is provided of transactions and events that impact comparability of the results being analyzed.

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

Business Overview

We are a leading provider of optical subsystems and components that are used in data communication and telecommunication applications. Our optical subsystems consist primarily of transmitters, receivers, transceivers, transponders and active optical cables, which provide the fundamental optical-electrical, or optoelectronic interface for interconnecting the electronic equipment used in these networks, including the switches, routers, and servers used in wireline networks as well as the antennas and base stations used in wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuits and novel optoelectronic packaging to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to more than 200 Gbps, over distances of less than 10 meters to more than 2,000 kilometers, using a wide range of network protocols and physical configurations.

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

Our line of optical components consists primarily of packaged lasers and photodetectors for data communication and telecommunication applications. We are also developing laser and photodetector products for use in emerging consumer applications.

Demand for our products is largely driven by the continually growing need for additional network bandwidth created by the ongoing proliferation of data and video traffic from video downloads, Internet protocol TV, social networking, on-line gaming, file sharing, enterprise IP/Internet traffic, cloud computing, and data center virtualization that must be handled by both wireline and wireless networks. Mobile traffic is increasing as the result of proliferation of smartphones, tablet computers, and other mobile devices.

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

We sell our products primarily to manufacturers of storage systems, networking equipment and telecommunication equipment such as Brocade, Ciena, Cisco Systems, Dell EMC, Ericsson, FiberHome, Fujitsu, Hewlett Packard Enterprise, Huawei, IBM, Juniper, Nokia, QLogic, and ZTE, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers. We also sell products to end-users.

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

Critical Accounting Policies
The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our revenue and operating results, as well as on the value of certain assets and contingent liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. See below for more information about these critical accounting policies. We believe there have been no material changes to our critical accounting policies during the fiscal year ended April 30, 2017 compared to prior years.

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

Share-Based Compensation Expense
Compensation cost for all share-based payment awards made to employees and directors including restricted stock units and employee stock purchases under our Employee Stock Purchase Plan is measured at the grant date based on the fair value of the award. We measure the fair value of restricted stock units using the market value of our common stock on the grant date. We estimate the fair value of employee stock purchases under our Employee Stock Purchase Plan on the date of grant using the Black-Scholes option pricing model.
The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, the risk-free interest rate, and expected dividends.
We estimate the expected term of employee stock purchase rights by calculating the average of the remaining purchase periods under each offering period. We calculate the volatility factor based on our historical stock prices. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the purchase rights. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.
Compensation cost of expected-to-vest awards is valued under the single-option approach and recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. We account for forfeitures as they occur rather than estimating the number of awards that are expected to ultimately vest.
If we use different assumptions for estimating stock-based compensation expense in future periods, the change in our stock-based compensation expense could materially affect our operating income, net income and net income per share.

Accounting for Income Taxes
We apply the liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. We reduce the deferred tax assets by recording a valuation allowance that is calculated in accordance with the provisions of ASC 740, “Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carry-forwards, applicable tax rates and tax planning strategies. We review the valuation allowance quarterly and maintain it until sufficient positive evidence exists to support a release of all or a portion of valuation allowance.
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

Results of Operations
Comparison of Fiscal Years Ended April 30, 2017 and May 1, 2016
Revenues
The following table sets forth the changes in revenues by market application:

	Fiscal Years Ended
(in thousands, except percentages)	April 30, 2017	May 1, 2016	Change	% Change
Datacom revenue	$1,041,854	$929,247	$112,607	12%
Telecom revenue	407,449	333,919	73,530	22%
Total revenues	$1,449,303	$1,263,166	$186,137	15%

Datacom revenue for the year ended April 30, 2017 increased compared to the year ended May 1, 2016 primarily due to an increase in market demand for our 100 Gbps transceivers. Telecom revenue for the year ended April 30, 2017 increased compared to the year ended May 1, 2016 primarily due to an increase in market demand for our 100G products.

Amortization of Acquired Developed Technology
	Fiscal Years Ended
(in thousands, except percentage)	April 30, 2017	May 1, 2016	Change	% Change
Amortization of acquired developed technology	$4,492	$6,129	$(1,637)	(27)%

Amortization of acquired developed technology for the year ended April 30, 2017 decreased compared to the year ended May 1, 2016 primarily due to the roll-off of amortization of certain intangible assets related to our prior acquisitions.

Impairment of Long-lived Assets
	Fiscal Years Ended
(in thousands, except percentage)	April 30, 2017	May 1, 2016	Change	% Change
Impairment of long-lived assets	$—	$1,901	$(1,901)	(100)%

During the first quarter of fiscal 2016, we recorded a $1.9 million charge for the impairment of certain long-lived assets due to the projected cash flows associated with these assets not supporting the carrying values of these assets.

Gross Profit
	Fiscal Years Ended
(in thousands, except percentages)	April 30, 2017	May 1, 2016	Change	% Change
Gross profit	$503,647	$354,650	$148,997	42%
As a percentage of revenues	35%	28%

Gross profit is calculated as revenues less cost of revenues, amortization of acquired developed technology, and, if applicable, impairment of long-lived assets. Gross margin is gross profit reflected as a percentage of revenues. Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, and inventory adjustments for excess and obsolete inventory. Gross margin for the year ended April 30, 2017 increased compared to the year ended May 1, 2016 primarily due to a more favorable product mix, primarily 100 Gbps transceivers.

Research and Development Expenses
	Fiscal Years Ended
(in thousands, except percentage)	April 30, 2017	May 1, 2016	Change	% Change
Research and development expenses	$217,914	$203,389	$14,525	7%

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping, and allocated facilities and IT support costs. Research and development expenses for the year ended April 30, 2017 increased compared to the year ended May 1, 2016 primarily due to an increase in employee compensation related expenses.

Sales and Marketing Expenses
	Fiscal Years Ended
(in thousands, except percentage)	April 30, 2017	May 1, 2016	Change	% Change
Sales and marketing expenses	$50,644	$46,619	$4,025	9%

Sales and marketing expenses consist primarily of salaries and related costs of employees engaged in sales and marketing functions, including stock-based compensation charges related to those employees, commissions for our external sales representatives, costs related to marketing and promotional activities, and allocated facilities and IT support costs. Sales and marketing expenses for the year ended April 30, 2017 increased compared to the year ended May 1, 2016 primarily due to an increase in employee compensation related expenses.

General and Administrative Expenses
	Fiscal Years Ended
(in thousands, except percentage)	April 30, 2017	May 1, 2016	Change	% Change
General and administrative expenses	$55,442	$60,117	$(4,675)	(8)%

General and administrative expenses consist primarily of salaries and related costs of employees engaged in general and administrative functions, including stock-based compensation charges related to those employees, legal, audit and other professional fees, insurance costs, human resources and other corporate costs, and allocated facilities and IT support costs. General and administrative expenses for the year ended April 30, 2017 decreased compared to the year ended May 1, 2016 primarily due to higher legal service fees related to on-going litigations in fiscal 2016.

Interest Income
	Fiscal Years Ended
(in thousands, except percentage)	April 30, 2017	May 1, 2016	Change	% Change
Interest income	$6,763	$2,345	$4,418	188%

Interest income for the year ended April 30, 2017 increased compared to the year ended May 1, 2016 primarily due to an increase in cash and short-term investments balances during fiscal 2017 primarily as a result of issuance of $575.0 million in aggregate principal amount of our 0.50% Convertible Senior Notes due 2036 in December 2016.

Interest Expense
	Fiscal Years Ended
(in thousands, except percentage)	April 30, 2017	May 1, 2016	Change	% Change
Interest expense	$(20,363)	$(11,750)	$(8,613)	73%

Interest expense for the year ended April 30, 2017 increased compared to the year ended May 1, 2016 primarily due to the amortization of the debt discount on our 0.50% Convertible Senior Notes due 2036 issued in December 2016.

Other Income (Expense), Net
	Fiscal Years Ended
(in thousands, except percentage)	April 30, 2017	May 1, 2016	Change	% Change
Other income (expense), net	$(91)	$3,213	$(3,304)	(103)%

Other income (expense), net for the year ended April 30, 2017 decreased compared to the year ended May 1, 2016 primarily due to fluctuations of foreign currency exchange rates.

Provision for (Benefit from) Income Taxes
	Fiscal Years Ended
(in thousands, except percentage)	April 30, 2017	May 1, 2016	Change	% Change
Provision for (benefit from) income taxes	$(86,152)	$(362)	$(85,790)	23,699%

The increase in benefit was primarily due to a release of valuation allowance related to a majority of our U.S. deferred tax assets during the fourth quarter of fiscal 2017, based on sufficient positive objective evidence that we would generate sufficient taxable income in the U.S. to realize the deferred tax assets. The positive evidence as of April 30, 2017 included fiscal 2017 and three year cumulative profitability driven by strong demand of certain new generation products, availability of resources to expand manufacturing capacity, and forecasted U.S. operating profits in the future periods. Realization of our deferred tax assets is primarily dependent upon future taxable income in related tax jurisdictions. If our assumptions and consequently our estimates change in the future, the valuation allowances may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

Comparison of Fiscal Years Ended May 1, 2016 and May 3, 2015
Revenues
The following table sets forth the changes in revenues by market application:

	Fiscal Years Ended
(in thousands, except percentages)	May 1, 2016	May 3, 2015	Change	% Change
Datacom revenue	$929,247	$933,455	$(4,208)	—%
Telecom revenue	333,919	317,489	16,430	5%
Total revenues	$1,263,166	$1,250,944	$12,222	1%

Datacom revenue for the year ended May 1, 2016 decreased compared to the year ended May 3, 2015 primarily due to a decline in average selling prices of datacom products. Telecom revenue for the year ended May 1, 2016 increased compared to the year ended May 3, 2015 primarily due to an increase in market demand for our 10 Gbps tunable transceivers and WSS products.

Amortization of Acquired Developed Technology
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
Amortization of acquired developed technology	$6,129	$5,739	$390	7%

Amortization of acquired developed technology for the year ended May 1, 2016 increased compared to the year ended May 3, 2015 primarily due to the start of amortization for certain in-process R&D intangible assets related to our acquisition of u2t as a result of completing related development projects during fiscal 2016.

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

Gross profit is calculated as revenues less cost of revenues, amortization of acquired developed technology, and, if applicable, impairment of long-lived assets. Gross margin is gross profit reflected as a percentage of revenues. Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, and inventory adjustments for excess and obsolete inventory. Gross profit for the year ended May 1, 2016 increased compared to the year ended May 1, 2016 primarily due to long-lived assets impairment charges described above.

Research and Development Expenses
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
Research and development expenses	$203,389	$202,089	$1,300	1%

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping, and allocated facilities and IT support costs. Research and development expenses for the year ended May 1, 2016 increased compared to the year ended May 3, 2015 primarily due to an increase in employee compensation related expenses.

Sales and Marketing Expenses
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
Sales and marketing expenses	$46,619	$46,178	$441	1%

Sales and marketing expenses consist primarily of salaries and related costs of employees engaged in sales and marketing functions, including stock-based compensation charges related to those employees, commissions for our external sales representatives, costs related to marketing and promotional activities, and allocated facilities and IT support costs. Sales and marketing expenses for the year ended May 1, 2016 increased compared to the year ended May 3, 2015 primarily due to an increase in marketing product samples in connection with the expansion of our product offering and customer base.

General and Administrative Expenses
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
General and administrative expenses	$60,117	$72,856	$(12,739)	(17)%

General and administrative expenses consist primarily of salaries and related costs of employees engaged in general and administrative functions, including stock-based compensation charges related to those employees, legal, audit and other professional fees, insurance costs, human resources and other corporate costs, and allocated facilities and IT support costs. General and administrative expenses for the year ended April 30, 2017 decreased compared to the year ended May 1, 2016 primarily due to an $11.0 million charge related to the settlement of patent litigation during the second quarter of fiscal 2015.

Amortization of Purchased Intangibles
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
Amortization of purchased intangibles	$2,672	$2,948	$(276)	(9)%

Amortization of purchased intangibles for the year ended May 1, 2016 decreased compared to the year ended May 3, 2015 due to the roll-off of amortization of certain intangible assets related to our prior acquisitions.

Interest Income
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
Interest income	$2,345	$1,811	$534	29%

Interest income for the year ended May 1, 2016 increased compared to the year ended May 3, 2015 primarily due to higher cash and short-term investments balances during fiscal 2016 compared to fiscal 2015.

Interest Expense
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
Interest expense	$(11,750)	$(12,022)	$272	(2)%

Interest expense for the year ended May , 2016 decreased compared to the year ended May 3, 2015 primarily due to the conversion of all of the remaining 5.0% Convertible Senior Notes due 2029 into common stock during October 2014.

Other Income (Expense), Net
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
Other income (expense), net	$3,213	$4,099	$(886)	(22)%

Other income (expense), net for the year ended May 1, 2016 decreased compared to the year ended May 3, 2015 primarily due to higher foreign currency exchange losses in fiscal 2016.

Provision for (Benefit from) Income Taxes
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
Provision for (benefit from) income taxes	$(362)	$8,795	$(9,157)	(104)%

The decrease was primarily due to a change in the mix of pre-tax income into jurisdictions with lower effective tax rate. The income tax provisions for fiscal 2016 and 2015 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business.

Liquidity and Capital Resources

	Fiscal Years Ended
(in thousands)	April 30, 2017	May 1, 2016	May 3, 2015
Net cash provided by operating activities	$227,832	$183,600	$113,597
Net cash used in investing activities	$(852,783)	$(88,618)	$(230,633)
Net cash provided by financing activities	$585,958	$6,796	$11,378

Cash Flows from Operating Activities
Net cash provided by operating activities in fiscal 2017 primarily consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $62.2 million, offset by a $83.7 million increase in working capital primarily related to increases in inventory. Inventory increased by $73.6 million due to increased purchases to support the increase in sales level.
Net cash provided by operating activities in fiscal 2016 primarily consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $147.2 million.
Net cash provided by operating activities in fiscal 2015 primarily consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $150.9 million, offset by a $49.2 million increase in working capital primarily related to increases in inventory. Inventory increased by $37.5 million due to increased purchases to support the increase in sales level.

Cash Flows from Investing Activities
Net cash used in investing activities in fiscal 2017 primarily consisted of expenditures of $140.1 million for long-lived assets (property, equipment and improvements) and $1,032.5 million related to purchases of short-term marketable securities, offset by $321.2 million of proceeds from maturities of short-term marketable securities.
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
Cash Flows from Financing Activities
Net cash provided by financing activities in fiscal 2017 primarily consisted of $569.3 million of proceeds, net of issuance costs, from the issuance of the 2036 Convertible Senior Notes and $16.9 million of proceeds from the issuance of shares under our employee stock option and stock purchase plans.
Net cash provided by financing activities in fiscal 2016 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans.
Net cash provided by financing activities in fiscal 2015 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans.
Contractual Obligations and Commercial Commitments
Our contractual obligations at April 30, 2017 were as follows (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 Years	4-5 Years	5 Years
0.5% Convertible Senior Notes due 2033	$258,750	$—	$258,750	$—	$—
0.5% Convertible Senior Notes due 2036	575,000	—	—	575,000	—
Interest on 2033 Notes (a)	2,103	1,294	809	—	—
Interest on 2036 Notes (b)	13,297	2,875	5,750	4,672	—
Operating leases (c)	42,167	10,324	17,172	6,747	7,924
Purchase obligations (d)	196,935	196,935	—	—	—
Total contractual obligations	$1,088,252	$211,428	$282,481	$586,419	$7,924
_________________

(a)	Includes interest on our 0.50% Convertible Senior Notes due 2033 through December 2018 as we have the right to redeem the notes in whole or in part at any time on or after December 22, 2018.

(b)	Includes interest on our 0.50% Convertible Senior Notes due 2036 through December 2021 as we have the right to redeem the notes in whole or in part at any time on or after December 22, 2021.

(c)	Includes operating lease obligations that have been accrued as restructuring charges.

(d)	Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order, subject to various restrictions and limitations.

The 2033 Notes are convertible into shares of our common stock at specified conversion prices by the holders at their option prior to the close of business on the business day immediately preceding June 15, 2033 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 26, 2014 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period ("measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 15, 2033 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing circumstances have occurred. The 2033 Notes are also subject to redemption by the holders in December 2018, 2023 and 2028. These notes are redeemable by us, in whole or in part, at any time on or after December 22, 2018.
The 2036 Notes are convertible into shares of our common stock at specified conversion prices by the holders at their option prior to the close of business on the business day immediately preceding June 15, 2036 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 29, 2017 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period ("measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 15, 2036 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing circumstances have occurred. The 2036 Notes are also subject to redemption by the holders in December 2021, 2026 and 2031. These notes are redeemable by us, in whole or in part, at any time on or after December 22, 2021.
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
Sources of Liquidity and Capital Resource Requirements
At April 30, 2017, our principal sources of liquidity consisted of approximately $1.2 billion of cash and cash equivalents and short-term investments, of which approximately $81 million was held by our foreign subsidiaries.
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

Off-Balance-Sheet Arrangements
At April 30, 2017 and May 1, 2016, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of April 30, 2017, we had $833.8 million of aggregate principal amount of convertible notes with a fixed interest rate of 0.5% outstanding. The fair value of this debt as of April 30, 2017 was approximately $808.0 million, based on the market price of the notes in the open market as of or close to April 30, 2017. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the convertible notes. We are subject to significant fluctuations in fair market value of the debt due to the volatility of the stock market. We had no variable interest rate debt outstanding which would expose us to interest rate risk.
We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. At April 30, 2017, we had an investment in three privately-held companies in the amount of $603,000 accounted for under the cost method and one privately-held company in the amount of $2.6 million accounted for under the equity method. For such non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. During the third quarter of fiscal 2017, we recorded a $643,000 impairment loss related to one of our cost method minority investments as a result of an equity transaction by the investee at a price per share lower than the value at which the investment was carried by us. No such impairment was recorded in fiscal 2016 and 2015. If our investment in a privately-held company becomes readily marketable upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market.
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

FINISAR CORPORATION CONSOLIDATED FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Finisar Corporation
Sunnyvale, California
We have audited the accompanying consolidated balance sheets of Finisar Corporation as of April 30, 2017 and May 1, 2016 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years then ended. In connection with our audits of the financial statements, we have audited the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Finisar Corporation at April 30, 2017 and May 1, 2016 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Finisar Corporation's internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
June 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Finisar Corporation
Sunnyvale, California
We have audited Finisar Corporation's internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Finisar Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Item 9A, Management's Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Finisar Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Finisar Corporation as of April 30, 2017 and May 1, 2016 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the fiscal years then ended and our report dated June 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
June 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Finisar Corporation
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows of Finisar Corporation for the year ended May 3, 2015. Our audit also included the financial statement schedule for the year ended May 3, 2015 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Finisar Corporation for the year ended May 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended May 3, 2015, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California
June 19, 2015

FINISAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 30, 2017	May 1, 2016
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$260,228	$299,221
Short-term investments	976,595	263,255
Accounts receivable, net of allowance for doubtful accounts of $756 at April 30, 2017 and $727 at May 1, 2016	272,377	249,257
Accounts receivable, other	48,807	44,576
Inventories	331,388	273,291
Prepaid expenses and other current assets	19,462	18,483
Total current assets	1,908,857	1,148,083
Property, equipment and improvements, net	383,919	348,613
Purchased intangible assets, net	13,019	18,388
Goodwill	106,736	106,736
Minority investments	3,162	4,051
Other assets	16,964	14,655
Deferred tax assets	107,225	4,845
Total assets	$2,539,882	$1,645,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$140,568	$141,591
Accrued compensation	54,520	36,084
Other current liabilities	43,698	42,206
Deferred revenue	13,015	13,529
Total current liabilities	251,801	233,410
Long-term liabilities:
Convertible debt	707,782	229,393
Other non-current liabilities	17,594	14,882
Total liabilities	977,177	477,685
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at April 30, 2017 and May 1, 2016	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 111,519,186 shares issued and outstanding at April 30, 2017 and 107,696,314 shares issued and outstanding at May 1, 2016	112	108
Additional paid-in capital	2,784,204	2,605,859
Accumulated other comprehensive (loss) income	(57,864)	(25,188)
Accumulated deficit	(1,163,747)	(1,413,093)
Total stockholders' equity	1,562,705	1,167,686
Total liabilities and stockholders’ equity	$2,539,882	$1,645,371

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	April 30, 2017	May 1, 2016	May 3, 2015
	(In thousands, except per share data)
Revenues	$1,449,303	$1,263,166	$1,250,944
Cost of revenues	941,164	901,316	888,573
Amortization of acquired developed technology	4,492	6,129	5,739
Impairment of long-lived assets	—	1,071	5,722
Gross profit	503,647	354,650	350,910
Operating expenses:
Research and development	217,914	203,389	202,089
Sales and marketing	50,644	46,619	46,178
General and administrative	55,442	60,117	72,856
Amortization of purchased intangibles	2,762	2,672	2,948
Impairment of long-lived assets	—	830	45
Total operating expenses	326,762	313,627	324,116
Income from operations	176,885	41,023	26,794
Interest income	6,763	2,345	1,811
Interest expense	(20,363)	(11,750)	(12,022)
Other income (expense), net	(91)	3,213	4,099
Income before income taxes	163,194	34,831	20,682
Provision for (benefit from) income taxes	(86,152)	(362)	8,795
Net income	$249,346	$35,193	$11,887

Net income per share:
Basic	$2.26	$0.33	$0.12
Diluted	$2.19	$0.32	$0.11
Shares used in computing net income per share:
Basic	110,405	106,678	101,408
Diluted	114,097	108,870	104,970

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	April 30, 2017	May 1, 2016	May 3, 2015
Net income	$249,346	$35,193	$11,887
Other comprehensive loss, net of tax:
Change in cumulative foreign currency translation adjustment	(32,676)	(26,049)	(19,164)
Total other comprehensive loss, net of tax	(32,676)	(26,049)	(19,164)
Total comprehensive income (loss)	$216,670	$9,144	$(7,277)

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Finisar Stockholders’ Equity
	Shares	Amount
			(In thousands, except share data)
Balance at April 27, 2014	97,281,665	$97	$2,456,110	$20,025	$(1,460,173)	$1,016,059
Net income	—	—	—	—	11,887	11,887
Other comprehensive loss, net	—	—	—	(19,164)	—	(19,164)
Issuance of shares pursuant to equity plans, net of tax withholdings	2,453,668	3	(754)	—	—	(751)
Issuance of shares pursuant to employee stock purchase plan	525,032	—	8,584	—	—	8,584
Share-based compensation expense	—	—	44,600	—	—	44,600
Employer contribution to defined contribution retirement plan	122,979	—	2,563	—	—	2,563
Issuance of shares upon conversion of convertible debt	3,748,473	4	40,011	—	—	40,015
Balance at May 3, 2015	104,131,817	104	2,551,114	861	(1,448,286)	1,103,793
Net income	—	—	—	—	35,193	35,193
Other comprehensive loss, net	—	—	—	(26,049)	—	(26,049)
Issuance of shares pursuant to equity plans, net of tax withholdings	2,761,884	3	(1,923)	—	—	(1,920)
Issuance of shares pursuant to employee stock purchase plan	639,149	1	8,980	—	—	8,981
Share-based compensation expense	—	—	45,243	—	—	45,243
Employer contribution to defined contribution retirement plan	163,464	—	2,445	—	—	2,445
Balance at May 1, 2016	107,696,314	108	2,605,859	(25,188)	(1,413,093)	1,167,686
Net income	—	—	—	—	249,346	249,346
Other comprehensive loss, net	—	—	—	(32,676)	—	(32,676)
Issuance of shares pursuant to equity plans, net of tax withholdings	2,997,093	3	7,553	—	—	7,556
Issuance of shares pursuant to employee stock purchase plan	740,739	1	9,333	—	—	9,334
Share-based compensation expense	—	—	49,879	—	—	49,879
Employer contribution to defined contribution retirement plan	85,040	—	2,782	—	—	2,782
Equity component of senior convertible notes, net of allocated issuance costs	—	—	108,798	—	—	108,798
Balance at April 30, 2017	111,519,186	$112	$2,784,204	$(57,864)	$(1,163,747)	$1,562,705
See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 30, 2017	May 1, 2016	May 3, 2015
	(In thousands)
Operating activities
Net income	$249,346	$35,193	$11,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87,016	85,264	82,699
Amortization	8,203	9,416	9,374
Stock-based compensation expense	52,598	47,508	46,613
Amortization of discount on held-to-maturity investments	(2,045)	—	—
Equity in losses (earnings) of equity method investment	250	(1,200)	(730)
(Gain) loss on sale or retirement of assets and asset disposal groups	149	(405)	(1,955)
Impairment of long-lived assets	—	1,901	5,767
Impairment of minority investment	643	—	—
Amortization of discount on convertible debt	16,935	9,604	9,153
Deferred tax (benefit) expense	(101,534)	(4,928)	—
Changes in operating assets and liabilities:
Accounts receivable	(23,120)	(36,023)	12,238
Inventories	(73,582)	(4,221)	(37,542)
Other assets	(8,365)	19,728	(17,098)
Accounts payable	(1,023)	10,081	12,024
Accrued compensation	18,436	11,166	(17,505)
Deferred revenue	(514)	3,679	(5,816)
Other liabilities	4,439	(3,163)	4,488
Net cash provided by operating activities	227,832	183,600	113,597
Investing activities
Additions to property, equipment and improvements	(140,106)	(118,825)	(149,193)
Proceeds from sale of property and equipment and asset disposal groups	504	844	2,477
Purchases of short-term investments	(1,032,474)	(261,179)	(462,935)
Maturities of short-term investments	321,178	290,542	380,276
Purchase of intangible assets	(1,885)	—	—
Acquisitions, net of cash acquired	—	—	(2,728)
Proceeds from sale of minority investments	—	—	1,470
Net cash used in investing activities	(852,783)	(88,618)	(230,633)
Financing activities
Repayments of term loans	(234)	(265)	(337)
Proceeds from issuance of 0.50% Convertible Senior Notes due 2036, net of issuance costs	569,302	—	—
Proceeds from issuance of shares under equity plans and employee stock purchase plan	16,890	7,061	11,715
Net cash provided by financing activities	585,958	6,796	11,378
Net increase (decrease) in cash and cash equivalents	(38,993)	101,778	(105,658)
Cash and cash equivalents at beginning of year	299,221	197,443	303,101
Cash and cash equivalents at end of year	$260,228	$299,221	$197,443

Supplemental disclosure of cash flow information
Cash paid for interest	$1,298	$1,314	$2,340
Cash paid for taxes	$11,108	$9,590	$4,984

Supplemental disclosure of non-cash transactions
Issuance of common stock upon conversion of 5.0% Convertible Senior Notes due 2029	$—	$—	$40,015
See accompanying notes

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
The Company has a 52- or 53-week fiscal year ending on the Sunday closest to the last day of April in each year. Fiscal 2017, 2016 and 2015 had 52, 52, and 53 weeks, respectively, and fiscal 2018 will have 52 weeks. Fourth quarter of fiscal 2015 was a 14-week quarter. The consolidated financial statements include the accounts of Finisar Corporation and its controlled subsidiaries (collectively “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain reclassifications have been made to the prior year balance sheet and statement of cash flows related to presentation of deferred tax assets resulting from the release of deferred tax valuation allowance in fiscal 2017. These changes had no effect on previously reported results of operations and stockholders' equity.
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
Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s ten largest customers represented 56% and 55% of total accounts receivable at April 30, 2017 and May 1, 2016, respectively. Two customers, Jabil and Flextronics, represented 12% and 11%, respectively, of total accounts receivable as of April 30, 2017. One customer, Huawei, represented 18% of total accounts receivable as of May 1, 2016.
Sales to the Company’s ten largest customers represented 56%, 56% and 55% of total revenues during fiscal 2017, 2016 and 2015, respectively. Two customers, Cisco Systems and Huawei, represented 12% and 11%, respectively, of total revenues during fiscal 2017. Two customers, Huawei and Cisco Systems, represented 12% and 11%, respectively, of total revenues during fiscal 2016. One customer, Cisco Systems, represented 14% of total revenues during fiscal 2015.
The Company relies on single and limited suppliers for a number of key components. The Company relies primarily on a limited number of significant independent contract manufacturers for the production of certain key components and subassemblies, including lasers, modulators, and printed circuit boards.
Included in the Company’s consolidated balance sheet at April 30, 2017 are the net assets of the Company’s operations located at its overseas facilities totaling approximately $510.9 million.
Foreign Currency Translation
The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the determination of net income (loss). Included in the determination of net income for fiscal 2017, 2016 and 2015 were $539,000, $(1.2) million and $(479,000), respectively, of gains (losses) on foreign currency transactions.
Research and Development
Research and development expenditures are charged to operations as incurred.
Shipping and Handling Costs
The Company records costs related to shipping and handling in cost of sales for all periods presented.
Cash and Cash Equivalents
Finisar’s cash equivalents consist of money market funds. Finisar considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying amounts which approximate fair value due to the short-term maturity of these instruments. See Note 12 for additional details regarding the fair value of the Company’s financial instruments.
Allowance for Doubtful Accounts
The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where, subsequent to delivery, the Company becomes aware of a customer’s potential inability to meet its obligations, it records a specific allowance for the doubtful account to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes an estimated allowance for doubtful accounts based on the length of time the receivables are past due and historical actual bad debt history. A material adverse change in a major customer’s ability to meet its financial obligations to the Company could result in a material reduction in the estimated amount of accounts receivable that can ultimately be collected and an increase in the Company’s general and administrative expenses for the shortfall. Accounts receivable are charged against the allowance for doubtful accounts when identified as fully uncollectable.
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
Stock-Based Compensation Expense
The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors including restricted stock units and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. The Company uses the grant-date fair value of its common stock to determine the fair value of restricted stock units. The Company uses the Black-Scholes option pricing model to determine the fair value of employee stock purchase rights. The fair value of the awards is recognized as expense in the consolidated statements of operations under the single-option approach on a straight-line basis over the requisite service periods.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent and Pending Adoption of New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update simplifying the presentation of debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as an asset. The Company adopted this update in the first quarter of fiscal 2017 on a retrospective basis. Accordingly, $1.6 million of unamortized debt issuance costs were reclassified from Other Assets to Convertible Debt in the consolidated balance sheet as of May 1, 2016.
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
In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue recognition. Provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. In April 2015, the FASB proposed a deferral of this standard's effective date by one year. The proposed deferral allows early adoption at the original effective date. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company plans to adopt this standard using a modified retrospective approach. The Company's assessment has identified a change in revenue recognition timing on sales made to distributors. The Company expects to recognize revenue upon delivery of products to the distributor (in accordance with established shipping and delivery terms) rather than deferring recognition until the distributor sells the product to the end customer. On the date of the initial application, the Company will remove the deferred revenue on sales to distributors through a cumulative adjustment to retained earnings. The Company is continuing its evaluation of any additional potential effects on its consolidated financial position, results of operations and cash flows, as well as changes to its accounting policies and disclosures, from adoption of this standard.
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

3.    Earnings Per Share
Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock options and restricted stock units (under the treasury stock method), 5.0% Convertible Senior Notes due 2029 (on an as-if-converted basis), 0.50% Convertible Senior Notes due 2033 (under the treasury stock method), and 0.50% Convertible Senior Notes due 2036 (under the treasury stock method) outstanding during the period.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the calculation of basic and diluted net income per share:

	Fiscal Years Ended
(in thousands, except per share amounts)	April 30, 2017	May 1, 2016	May 3, 2015
Numerator:
Net income	$249,346	$35,193	$11,887
Numerator for basic income per share	$249,346	$35,193	$11,887
Effect of dilutive securities:
Interest expense on 5.0% Convertible Senior Notes due 2029	n/a	n/a	—
Numerator for diluted income per share	$249,346	$35,193	$11,887
Denominator:
Denominator for basic income per share - weighted average shares	110,405	106,678	101,408
Effect of dilutive securities:
Stock options and restricted stock units	3,692	2,192	3,562
5.0% Convertible Senior Notes due 2029	n/a	n/a	—
Dilutive potential common shares	3,692	2,192	3,562
Denominator for diluted income per share	114,097	108,870	104,970
Net income per share:
Basic	$2.26	$0.33	$0.12
Diluted	$2.19	$0.32	$0.11

The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
(in thousands)	April 30, 2017	May 1, 2016	May 3, 2015
Stock options and restricted stock units	207	3,069	880
Conversion of 5.0% Convertible Senior Notes due 2029	n/a	n/a	—
	207	3,069	880

0.50% Convertible Senior Notes due 2033 and 0.50% Convertible Senior Notes due 2036 were excluded from the calculation of diluted earnings per share under the treasury stock method for the periods when the conversion price exceeded the average market price for the Company's common stock.

4.    Intangible Assets
The following tables reflect intangible assets as of April 30, 2017 and May 1, 2016:

	April 30, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$107,759	$(101,367)	$6,392
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	21,344	(17,752)	3,592
Purchased internal use software and backlog	2,816	(2,643)	173
Purchased patents	4,505	(1,643)	2,862
Total	$137,596	$(124,577)	$13,019

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	May 1, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$107,759	$(96,875)	$10,884
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	21,344	(15,700)	5,644
Purchased internal use software and backlog	2,816	(2,317)	499
Purchased patents	2,620	(1,259)	1,361
Total	$135,711	$(117,323)	$18,388

The amortization expense on intangible assets was $7.3 million, $8.8 million and $8.7 million for fiscal 2017, 2016 and 2015, respectively.
Estimated amortization expense for each of the next five fiscal years and thereafter as of April 30, 2017 is as follows:

Year	Amount (in thousands)
2018	$5,141
2019	3,696
2020	2,224
2021	704
2022	306
Beyond 2022	948
Total	$13,019

5.    Investments

Fixed Income Securities
The Company's portfolio of fixed income securities consists of commercial paper notes and term bank certificates of deposit. All of the Company's investments in fixed income securities have original maturity (maturity at the purchase date) of less than 12 months and are reported as short-term investments in the consolidated balance sheets as of April 30, 2017 and May 1, 2016. All of the Company's investments in fixed income securities are classified as held-to-maturity since the Company has the positive intent and ability to hold these investments until maturity. These investments are carried at amortized cost.

The Company's investments in fixed income securities as of April 30, 2017 and May 1, 2016 were as follows:

	April 30, 2017				May 1, 2016
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Commercial paper	$571,592	$—	$—	$571,592	$—	$—	$—	$—
Certificates of deposit	405,003	—	—	405,003	263,255	—	—	263,255
Total	$976,595	$—	$—	$976,595	$263,255	$—	$—	$263,255

The Company monitors its investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company's financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in its industry; the Company's relative competitive position within the industry; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. During fiscal 2017, 2016 and 2015 there were no realized gains or losses, and the Company did not recognize any other-than-temporary impairments.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Investments
The Company's portfolio of minority investments consists of investments in privately held early stage companies. These investments were primarily motivated by the Company's desire to gain early access to new technology. The Company’s investments are passive in nature in that the Company generally does not obtain representation on the board of directors of the companies in which it invests.
The Company's minority investments as of April 30, 2017 and May 1, 2016 were as follows:

	April 30, 2017		May 1, 2016
(dollars in thousands)	Number of Investments	Carrying Value	Number of Investments	Carrying Value
Cost method	three	$603	three	$1,242
Equity method	one (1)	2,559	one	2,809
Total		$3,162		$4,051
(1) As of April 30, 2017, the Company had a 19.9% ownership interest in this company.
During the third quarter of fiscal 2017, the Company recorded a $643,000 impairment loss (included in other income (expense) in the consolidated statement of operations) related to one of its cost method minority investments as a result of an equity transaction by the investee at a price per share lower than the value at which the investment was carried by the Company.

6.    Inventories

Inventories consist of the following (in thousands):	As of
	April 30, 2017	May 1, 2016
Raw materials	$66,560	$52,948
Work-in-process	173,302	142,757
Finished goods	91,526	77,586
Total inventories	$331,388	$273,291
Including: inventory consigned to others	$40,363	$44,600

7.    Property, Equipment and Improvements, Net

Property, equipment and improvements consist of the following (in thousands):	As of
	April 30, 2017	May 1, 2016
Land and buildings	$100,850	$98,586
Computer equipment	68,309	64,155
Office equipment, furniture and fixtures	5,764	5,901
Machinery and equipment	587,442	518,649
Leasehold property and improvements	44,724	41,826
Total	807,089	729,117
Accumulated depreciation and amortization	(423,170)	(380,504)
Property, equipment and improvements, net	$383,919	$348,613

8.    Other Current Liabilities

Other current liabilities consist of the following (in thousands):	As of
	April 30, 2017	May 1, 2016
Warranty accrual (Note 9)	$4,417	$12,001
Other liabilities	39,281	30,205
Total	$43,698	$42,206

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Changes in the Company’s warranty liability during the following periods were as follows:

	As of
(in thousands)	April 30, 2017	May 1, 2016
Beginning balance	$12,001	$6,451
Additions during the period based on product sold	3,579	9,548
Change in estimates	(2,081)	(734)
Settlements and expirations	(9,082)	(3,264)
Ending balance	$4,417	$12,001

10.     Debt
0.50% Convertible Senior Notes Due 2036
In December 2016, the Company issued and sold $575.0 million in aggregate principal amount of 0.50% Convertible Senior Notes due 2036 (the "2036 Notes") at par. The terms of the 2036 Notes are governed by an indenture by and between the Company and Wells Fargo Bank, National Association, as Trustee. The 2036 Notes will mature on December 15, 2036, unless earlier repurchased, redeemed or converted. The 2036 Notes are senior unsecured and unsubordinated obligations of the Company, and are effectively subordinated to the Company's secured indebtedness and the indebtedness and other liabilities of the Company's subsidiaries. The 2036 Notes bear interest at a rate of 0.5% per year, payable semi-annually in arrears on June 15 and December 15 each year.
Holders of the 2036 Notes may convert their 2036 Notes at their option prior to the close of business on the business day immediately preceding June 15, 2036 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 29, 2017 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period ("measurement period"), in which the trading price per $1,000 principal amount of the 2036 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 15, 2036 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2036 Notes at any time, regardless of whether any of the foregoing circumstances have occurred. The conversion rate will initially equal 22.6388 shares of common stock per $1,000 principal amount of the 2036 Notes (which is equivalent to an initial conversion price of approximately $44.17 per share of common stock), subject to adjustment. Upon conversion of a note, the Company will pay or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company's election, as provided in the indenture. If holders elect to convert their 2036 Notes in connection with a "fundamental change" (as defined in the indenture) that occurs on or before December 22, 2021, the Company will, to the extent provided in the indenture, increase the conversion rate applicable to such 2036 Notes ("make-whole feature").
In the event of a fundamental change, holders will have the option to require the Company to redeem for cash any 2036 Notes held by them at a purchase price equal to 100% of the principal amount of the 2036 Notes plus accrued and unpaid interest to, but excluding, the redemption date. Holders also have the option to require the Company to redeem for cash any 2036 Notes held by them on December 15, 2021, December 15, 2026 and December 15, 2031 at a redemption price equal to 100% of the principal amount of the 2036 Notes plus accrued and unpaid interest to, but excluding, the redemption date. The Company may redeem the 2036 Notes in whole or in part at any time on or after December 22, 2021 at 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.
The Company considered the features embedded in the 2036 Notes, that is, the conversion feature, the holders' put feature, the Company's call feature, and the make-whole feature, and concluded that they are not required to be bifurcated and accounted for separately from the host debt instrument.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because of its option to settle conversion of the 2036 Notes in cash, the Company separated the liability and equity components of the 2036 Notes. The carrying amount of the liability component at issuance date of $465.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the 2036 Notes of $109.9 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of April 30, 2017, the remaining debt discount amortization period was 56 months.
The 2036 Notes consisted of the following:

	As of
(in thousands)	April 30, 2017	May 1, 2016
Liability component:
Principal	$575,000	n/a
Unamortized debt discount	(103,022)	n/a
Unamortized debt issuance costs	(4,281)	n/a
Net carrying amount of the liability component	$467,697	n/a
Carrying amount of the equity component	$109,881	n/a

The Company incurred approximately $5.7 million in transaction costs in connection with the issuance of the 2036 Notes. These costs were allocated to the liability and equity components in proportion to the allocation of proceeds. Transaction costs of $4.6 million, allocated to the liability component, were recognized as a non-current asset and are being amortized. Transaction costs of $1.1 million, allocated to the equity component, were recognized as a reduction of additional paid-in capital.

The following table sets forth interest expense information related to the 2036 Notes:

	Fiscal Years Ended
(in thousands, except percentages)	April 30, 2017	May 1, 2016	May 3, 2015
Contractual interest expense	$1,001	n/a	n/a
Amortization of the debt discount	6,859	n/a	n/a
Amortization of issuance costs	334	n/a	n/a
Total interest cost	$8,194	n/a	n/a
Effective interest rate on the liability component	4.85%	n/a	n/a
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Because of its option to settle conversion of the 2033 Notes in cash, the Company separated the liability and equity components of the 2033 Notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the 2033 Notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of April 30, 2017, the remaining debt discount amortization period was 19 months.
The 2033 Notes consisted of the following:

	As of
(in thousands)	April 30, 2017	May 1, 2016
Liability component:
Principal	$258,750	$258,750
Unamortized debt discount	(17,663)	(27,739)
Unamortized debt issuance costs	(1,002)	(1,618)
Net carrying amount of the liability component	$240,085	$229,393
Carrying amount of the equity component	$49,648	$49,648

The Company incurred approximately $3.8 million in transaction costs in connection with the issuance of the 2033 Notes. These costs were allocated to the liability and equity components in proportion to the allocation of proceeds. Transaction costs of $3.1 million, allocated to the liability component, were recognized as a non-current asset and are being amortized. Transaction costs of $725,000, allocated to the equity component, were recognized as a reduction of additional paid-in capital.

The following table sets forth interest expense information related to the 2033 Notes:

	Fiscal Years Ended
(in thousands, except percentages)	April 30, 2017	May 1, 2016	May 3, 2015
Contractual interest expense	$1,294	$1,294	$1,294
Amortization of the debt discount	10,076	9,604	9,153
Amortization of issuance costs	616	616	616
Total interest cost	$11,986	$11,514	$11,063
Effective interest rate on the liability component	4.87%	4.87%	4.87%
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

11.     Commitments
The Company’s future commitments at April 30, 2017 included minimum payments under non-cancelable operating lease agreements, including operating lease obligations that have been accrued as restructuring charges, as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$42,167	$10,324	$17,172	$6,747	$7,924
Rent expense under the non-cancelable operating leases was approximately $9.0 million, $9.4 million and $10.7 million for the years ended April 30, 2017, May 1, 2016 and May 3, 2015, respectively. The Company subleases a portion of its

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities that it considers to be in excess of its requirements. Sublease income was $373,000, $168,000 and $218,000 for the years ended April 30, 2017, May 1, 2016 and May 3, 2015, respectively. Certain leases have scheduled rent increases which have been included in the above table. Other leases contain provisions to adjust rental rates for inflation during their terms, most of which are based on to-be-published indices. Rents subject to these adjustments are included in the above table based on current rates.

12.     Fair Value of Financial Instruments
The Company's financial instruments not measured at fair value on a recurring basis as of April 30, 2017 and May 1, 2016 were as follows:

	April 30, 2017					May 1, 2016
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Commercial paper	$571,592	$—	$571,592	$—	$571,592	$—	$—	$—	$—	$—
Certificates of deposit	$405,003	$—	$405,003	$—	$405,003	$263,255	$—	$263,255	$—	$263,255
2033 Notes	$240,085	$273,628	$—	$—	$273,628	$229,393	$247,430	$—	$—	$247,430
2036 Notes	$467,697	$534,391	$—	$—	$534,391	n/a	n/a	n/a	n/a	n/a

The fair values of the Company's investments in commercial papers and certificates of deposit are based on quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The fair values of the 2033 Notes and the 2036 Notes are based on the price in the open market as of or close to the respective balance sheet dates. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.

13.     Stockholders’ Equity

Accumulated Other Comprehensive Income
Cumulative foreign currency translation adjustment was the only component of the accumulated other comprehensive income as of April 30, 2017 and May 1, 2016.
Common Stock and Preferred Stock
As of April 30, 2017, Finisar is authorized to issue 750,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The holder of each share of common stock has the right to one vote and is entitled to receive dividends when and as declared by the Company’s Board of Directors. The Company has never declared or paid dividends on its common stock. The Company has authority to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company’s board of directors.
Common stock subject to future issuance as of April 30, 2017 is as follows:

Exercise of outstanding stock options	581,172
Vesting of restricted stock awards	6,618,360
Available for grant under employee stock incentive plan	8,844,712
Available for grant under employee stock purchase plan	2,870,077
Total	18,914,321
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Plans
In September 1999, Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. An amended and restated version of the 2005 Plan was approved by the Company's board of directors in June 2014 and by the stockholders in September 2014. Under the restated 2005 Plan, a total of 22,500,000 shares of common stock have been reserved for issuance, and the term of the 2005 Plan is scheduled to expire on September 1, 2024. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units (“RSUs”) and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain RSUs or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. Options generally vest over five years and have a maximum term of 10 years. RSUs generally vest over four years. As of April 30, 2017 and May 1, 2016, no shares were subject to repurchase.
Stock Options

	Number of Shares	Weighted-Average Exercise Price
Stock options outstanding as of May 1, 2016	1,609,211	$15.68
Stock options exercised	(763,424)	$14.98
Stock options canceled	(264,615)	$30.46
Stock options outstanding as of April 30, 2017	581,172	$9.85

The total intrinsic value of stock options exercised during fiscal 2017, 2016 and 2015 was $9.9 million, $3.3 million and $3.4 million, respectively. All stock options outstanding as of April 30, 2017 are fully vested and exercisable. The aggregate intrinsic value of stock options outstanding as of April 30, 2017 was $7.8 million. The weighted-average remaining contractual life of stock options outstanding as of April 30, 2017 was 1.7 years.
Restricted Stock Units

	Number of Shares	Weighted-Average Grant-Date Fair Value
RSUs unvested as of May 1, 2016	6,214,199	$18.19
RSUs granted	3,162,717	$19.77
RSUs vested	(2,441,964)	$17.19
RSUs forfeited	(316,592)	$18.79
RSUs unvested as of April 30, 2017	6,618,360	$19.28

The weighted-average grant-date fair value of RSUs granted during fiscal 2016 and 2015 was $19.02 and $19.55, respectively. The aggregate intrinsic value of RSUs outstanding as of April 30, 2017 was $151.2 million. The total grant-date fair value of RSUs vested during fiscal 2017, 2016 and 2015 was $42.0 million, $41.7 million and $36.3 million, respectively.
As of April 30, 2017, the Company had $89.2 million of unrecognized compensation expense related to RSUs grants. These expenses are expected to be recognized over a weighted-average period of 2.3 years.
Share-Based Compensation Cost
The following table sets forth the detailed allocation of the share-based compensation expense for the fiscal years ended April 30, 2017, May 1, 2016 and May 3, 2015 which was reflected in the Company’s operating results:

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended
(in thousands)	April 30, 2017	May 1, 2016	May 3, 2015
Share-based compensation expense by caption:
Cost of revenues	$11,409	$10,357	$9,908
Research and development	20,425	18,245	17,764
Sales and marketing	7,170	6,667	6,251
General and administrative	10,875	9,974	10,677
Total	$49,879	$45,243	$44,600

Share-based compensation expense by type of award:
RSUs	$46,577	$42,162	$41,729
Employee stock purchase rights under ESPP	3,302	3,081	2,871
Total	$49,879	$45,243	$44,600

Total share-based compensation cost capitalized as part of inventory was $2.5 million and $2.5 million as of April 30, 2017 and May 1, 2016, respectively.
The fair value of employee stock purchase rights granted under the ESPP in fiscal 2017, 2016 and 2015 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Years Ended
	April 30, 2017	May 1, 2016	May 3, 2015
Expected term (in years)	0.75	0.75	0.75
Volatility	40% - 43%	32% - 54%	34% - 53%
Risk-free interest rate	0.36 - 0.89%	0.11 - 0.70%	0.07 - 0.21%
Dividend yield	—%	—%	—%

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
The weighted-average estimated per share fair value of purchase rights granted under the ESPP in fiscal 2017, 2016 and 2015 was $5.34, $2.79 and $3.06, respectively.
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
Under the plan, each participant may contribute up to 20% of his or her pre-tax gross compensation up to a statutory limit, which is $18,000 for each calendar year 2017, 2016 and 2015. All amounts contributed by participants and earnings on participant contributions are fully vested at all times. The Company may contribute an amount equal to one-half of the first 6% of each participant’s contribution. The Company may make the matching contribution in shares of Finisar common stock in lieu of cash. Contributions made in shares will be allocated to each participant’s account using the share price on the date the Company matching contribution is made to the plan.
The Company made a discretionary matching contribution of 85,040 shares for a total contribution of $2.7 million during the year ended April 30, 2017. The Company’s expenses related to this plan were $2.8 million, $2.4 million and $2.6 million for the fiscal years ended April 30, 2017, May 1, 2016 and May 3, 2015, respectively.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Income Taxes
The components of income tax expense (benefit) consist of the following (in thousands):

	Fiscal Years Ended
	April 30, 2017	May 1, 2016	May 3, 2015
Current:
Federal	$—	$—	$—
State	532	(9)	209
Foreign	14,850	4,575	8,814
	15,382	4,566	9,023
Deferred:
Federal	(102,305)	—	(607)
State	(1,008)	—	(14)
Foreign	1,779	(4,928)	393
	(101,534)	(4,928)	(228)
Provision for (benefit from) income taxes	$(86,152)	$(362)	$8,795

Income (loss) before income taxes consists of the following (in thousands):

	Fiscal Years Ended
	April 30, 2017	May 1, 2016	May 3, 2015
U.S.	$96,648	$(2,579)	$(29,300)
Foreign	66,546	37,410	49,982
	$163,194	$34,831	$20,682

A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	Fiscal Years Ended
	April 30, 2017	May 1, 2016	May 3, 2015
Expected income tax provision (benefit) at U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	(5.0)	(40.5)	(46.9)
Share-based compensation expense	0.7	14.1	29.6
Non-deductible transaction costs	—	0.1	0.5
Valuation allowance	(83.0)	(2.5)	49.1
Other permanent adjustments	0.7	4.4	—
Research and development credits	(2.3)	(12.6)	(15.0)
Other	1.0	1.0	(9.8)
	(52.9)%	(1.0)%	42.5%

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred taxes consist of the following (in thousands):

	As of
	April 30, 2017	May 1, 2016
Deferred tax assets:
Inventory adjustments	$9,161	$10,740
Accruals and reserves	12,731	14,890
Tax credits	38,092	34,094
Net operating loss carryforwards	106,297	100,193
Gain/loss on investments under equity or cost method	814	8,522
Depreciation and amortization	8,462	3,498
Purchase accounting for intangible assets	2,707	7,137
Capital loss carryforward	7,183	189
Acquired intangibles	4,343	6,298
Stock compensation	9,345	9,162
Total deferred tax assets	199,135	194,723
Valuation allowance	(30,804)	(162,892)
Net deferred tax assets	168,331	31,831
Deferred tax liabilities:
Acquired intangibles	(2,360)	(3,613)
Debt discount	(43,796)	(10,774)
Depreciation and amortization	(16,233)	(13,037)
Total deferred tax liabilities	(62,389)	(27,424)
Total net deferred tax assets (liabilities)	$105,942	$4,407

Reported as:
Deferred tax assets	$107,225	$4,845
Deferred tax liabilities	(1,283)	(438)
Total net deferred tax assets (liabilities)	$105,942	$4,407

Realization of deferred tax assets is dependent upon future taxable earnings in related tax jurisdictions. In the past, due to U.S. operating losses in previous years and continuing U.S. earnings volatility which did not allow sustainable profitability, management had established and maintained a full valuation allowance for the U.S. deferred tax assets. During the fourth quarter of fiscal 2017, the Company assessed that it is more likely than not that it will realize the majority of the U.S. deferred tax assets, except for deferred tax assets related to California research and development credits and capital losses. The positive evidence as of April 30, 2017 that outweighed the negative evidence to release the valuation allowance included the fiscal 2017 and three year cumulative profitability driven by strong demand of certain new generation products, availability of resources to expand manufacturing capacity, and forecasted U.S. operating profits in the future periods. Accordingly, during the fourth quarter of fiscal 2017, the Company released $103.3 million of valuation allowance on these deferred tax assets. The remaining valuation allowance relates to deferred tax assets, for which management believes it is not more likely than not to be realized in future periods. The Company's valuation allowance increased/(decreased) from the prior year by approximately $(132.1) million, $(1.5) million and $7.7 million in fiscal 2017, 2016 and 2015, respectively.

As of April 30, 2017, the Company had federal, state and foreign net operating loss carryforwards of approximately $276.8 million, $13.2 million and $34.3 million, respectively, and federal and state tax credit carryforwards of approximately $34.3 million and $26.8 million, respectively. With the exception of California R&D credit, which can be carried forward indefinitely, the net operating loss and tax credit carryforwards will expire at various dates beginning in fiscal 2020 through 2037, if not utilized. Utilization of the Company's U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's manufacturing operations in Malaysia operate under a tax holiday which will expire at the beginning of the second quarter of fiscal 2022. In fiscal 2017, the aggregate dollar and per share effect of the tax holiday was $6.1 million and $0.05 per share, respectively. As of April 30, 2017, there was no provision for U.S. income taxes for undistributed earnings of the Company's foreign subsidiaries as it is currently the Company's intention to reinvest these earnings indefinitely in operations outside the United States. The cumulative amount of foreign earnings to be permanently re-invested as of April 30, 2017 was approximately $349.8 million. The Company believes it is not practicable to determine the Company's tax liability that may arise in the event of a future repatriation. If repatriated, these earnings could result in a tax expense at the current U.S. federal statutory tax rate of 35%, subject to available net operating losses and other factors. Tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Years Ended
	April 30, 2017	May 1, 2016	May 3, 2015

Beginning balance	$16,411	$14,653	$13,432
Additions for tax positions related to current year	1,675	1,331	975
Additions for tax positions related to prior years	3,372	902	246
Reductions for tax positions related to prior years (lapse of statute of limitations)	—	(475)	—
Ending balance	$21,458	$16,411	$14,653

Excluding the effects of recorded valuation allowances for deferred tax assets, $16.7 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

It is the Company's belief that no significant changes in the unrecognized tax benefit positions will occur within 12 months from April 30, 2017.

The Company records interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of April 30, 2017 and May 1, 2016, the Company had accrued $822,000 and zero, respectively, for interest and penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to taxation in various state jurisdictions as well as the U.S. The Company's U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before fiscal 2009. For all federal and state net operating loss and credit carryovers, the statute of limitations does not begin until the carryover items are utilized. The taxing authorities can examine the validity of the carryover items and if necessary, adjustments may be made to the carryover items. The Company's Malaysia, Singapore, China, Australia, Israel, and Sweden income tax returns are generally not subject to examination by the tax authorities for tax years before 2011, 2012, 2011, 2011, 2005 and 2010, respectively. The Company's Australia subsidiary is under audit for tax year 2011 and after. The Company's Israel subsidiary received a tax assessment from Israel Tax Authority (ITA) for tax years 2005 to 2007. The Company has filed an appeal and anticipates no material tax liability.

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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of revenues from sales to unaffiliated customers within geographic areas based on the location of the entity purchasing the Company’s products:

	Fiscal Years Ended
(in thousands)	April 30, 2017	May 1, 2016	May 3, 2015
United States	$476,763	$408,700	$425,066
China	358,561	307,327	242,916
Malaysia	122,699	123,057	148,258
Rest of the world	491,280	424,082	434,704
Totals	$1,449,303	$1,263,166	$1,250,944
Revenues generated in the United States are all from sales to customers located in the United States.
The following is a summary of long-lived assets within geographic areas based on the location of the assets:

	As of
(in thousands)	April 30, 2017	May 1, 2016
United States	$133,426	$118,000
Malaysia	49,779	53,762
China	205,423	182,119
Rest of the world	36,105	33,444
	$424,733	$387,325

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

Class Action and Shareholder Derivative Litigation
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between December 2, 2010 through March 8, 2011. The named defendants are the Company and Jerry Rawls, its Chief Executive Officer and Chairman of the Board, and Eitan Gertel, its former Chief Executive Officer. To date, no specific amount of damages has been alleged. The cases were consolidated, lead plaintiff was appointed and a consolidated complaint was filed. The Company filed a motion to dismiss the case. On January 16, 2013, the District Court granted the Company's motion to dismiss and granted the lead

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plaintiffs leave to amend the consolidated complaint. An amended consolidated complaint was filed on February 6, 2013. Thereafter, the Company filed a renewed motion to dismiss the case. On September 30, 2013, the District Court granted the Company's motion and dismissed the case with prejudice, and plaintiff appealed. On January 8, 2016, the Ninth Circuit Court of Appeals reversed the judgment in part for further proceedings in the District Court. On July 15, 2016, lead plaintiff filed a Second Amended Complaint in the District Court. On August 19, 2016, the Company moved to dismiss. On May 1, 2017, the District Court denied the motion and a case scheduling order has been issued.

In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement have been filed in the California Superior Court for the County of Santa Clara, and a third derivative lawsuit has been filed in the United States District Court for the Northern District of California. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors and certain officers, including Jerry Rawls, the Company's Chief Executive Officer and Chairman of the Board, Eitan Gertel, the Company’s former Chief Executive Officer, and Kurt Adzema, the Company’s Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against the Company. The state court cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint. The derivative cases were stayed pending a ruling in the federal class action case. The plaintiff in the federal case will file an amended complaint by August 7, 2017.

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
The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of April 30, 2017. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    Financial Information by Quarter (Unaudited)

	Three Months Ended
	April 30, 2017 (1)	January 29, 2017	October 30, 2016	July 31, 2016	May 1, 2016	January 31, 2016	November 1, 2015	August 2, 2015 (2)
	(In thousands, except per share data)
Revenues	$357,527	$380,588	$369,863	$341,325	$318,794	$309,206	$321,136	$314,030
Gross profit	$125,164	$136,637	$133,681	$108,165	$90,442	$87,740	$89,091	$87,377
Income from operations	$40,841	$54,906	$52,828	$28,311	$14,136	$10,458	$9,368	$7,061
Net income	$130,245	$46,386	$48,766	$23,949	$13,072	$12,084	$6,644	$3,393
Net income per share:
Basic	$1.17	$0.42	$0.44	$0.22	$0.12	$0.11	$0.06	$0.03
Diluted	$1.13	$0.40	$0.43	$0.22	$0.12	$0.11	$0.06	$0.03
Shares used in computing net income per share:
Basic	111,438	110,956	110,407	108,820	107,612	107,180	106,635	105,286
Diluted	115,248	114,873	113,192	110,821	109,386	108,128	107,493	108,107

(1) Net income in the fourth quarter of fiscal 2017 includes a $103.3 million release of valuation allowance on U.S. deferred tax assets.

(2) Net income in the first quarter of fiscal 2016 includes a $1.9 million impairment charge for long-lived assets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
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
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2017, our management, with the participation of our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules.
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
Under the supervision and with the participation of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2017. Management based its assessment on the criteria set forth in Internal Control - Integrated Framework ("2013 framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that we maintained effective internal control over financial reporting as of April 30, 2017.
The effectiveness of internal control over financial reporting as of April 30, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2017 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be contained therein is incorporated in this report by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements: See “Finisar Corporation Consolidated Financial Statements Index” in Part II, Item 8 of this report.
(2) Financial Statement Schedules:
Schedule II — Consolidated Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to (Recoveries Offset) Costs and Expenses, Net	Write-Offs	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts
Balance at April 30, 2017	$727	$33	$(4)	$756
Balance at May 1, 2016	$1,136	$(403)	$(6)	$727
Balance at May 3, 2015	$929	$207	$—	$1,136

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
June 16, 2017
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerry S. Rawls	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	June 16, 2017
Jerry S. Rawls

/s/ Kurt Adzema	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 16, 2017
Kurt Adzema

/s/ Michael C. Child	Director	June 16, 2017
Michael C. Child

/s/ Michael L. Dreyer	Director	June 16, 2017
Michael L. Dreyer

/s/ Roger C. Ferguson	Director	June 16, 2017
Roger C. Ferguson

/s/ Thomas E. Pardun	Director	June 16, 2017
Thomas E. Pardun

/s/ Helene Simonet	Director	June 16, 2017
Helene Simonet

/s/ Robert N. Stephens	Director	June 16, 2017
Robert N. Stephens

EXHIBIT INDEX

Number	Title
2.1	Transaction Agreement, dated March 22, 2011, between Registrant and Ignis ASA(1)
3.1	Amended and Restated Bylaws of Registrant(2)
3.2	Restated Certificate of Incorporation of Registrant(3)
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001(4)
3.4	Certificate of Elimination regarding Registrant’s Series A Preferred Stock(5)
3.5	Certificate of Designation regarding Registrant's Series RP Preferred Stock(6)
3.6	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on May 11, 2005(7)
3.7	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant(8)
3.8	Amended and Restated Certificate of Incorporation of Registrant (9)
4.1	Specimen certificate representing Registrant's common stock(10)
4.2	Indenture, dated December 16, 2013, between Registrant and Wells Fargo Bank, National Association (11)
4.3	Indenture, dated December 21, 2016, between Registrant and Wells Fargo Bank, National Association (12)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers(13)
10.2	Lease Agreement by and between Finistar (CA-TX) Limited Partnership and Registrant, dated February 4, 2005(14)
10.3*	Amended and Restated Finisar Corporation 2005 Stock Incentive Plan(15)
10.4*	Form of Stock Option Agreement for options granted under the 2005 Stock Incentive Plan(16)
10.5*	Optium Corporation 2000 Stock Incentive Plan(17)
10.6*	Optium Corporation 2006 Stock Option and Incentive Plan and Israeli Addendum to 2006 Stock Option and Incentive Plan(18)
10.7	First Amendment to lease for 200 Precision Road, Horsham, PA by and between Horsham Property Assoc., L.P. and Optium Corporation dated January 4, 2008(19)
10.8*	Form of Stock Option Grant Notice under the Optium Corporation 2006 Stock Option and Incentive Plan(20)
10.9*	Form of Stock Option Grant Notice for Australian Employees under the Optium Corporation 2006 Stock Option and Incentive Plan(21)
10.10*	Form of Employee Incentive Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(22)
10.11*	Form of Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(23)
10.12*	Form of Non-Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(24)
10.13*	Form of Australian Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(25)
10.14*	Form of Deferred Stock Award under Optium Corporation 2006 Stock Option and Incentive Plan(26)
10.15	Lease Agreement, dated December 7, 2007, by and between Charvic Pty Ltd and Optium Australia Pty Limited for premises located at 244 Young Street, Waterloo, NSW, Australia(27)
10.16	Lease Agreement between Optium Corporation and 200 Precision Drive Investors, LLC for the premises located at 200 Precision Drive, Horsham, Pennsylvania, dated September 26, 2006(28)
10.17*	Stock Option and Grant Notice, dated March 3, 2007, for Eitan Gertel(29)
10.18*	Stock Option and Grant Notice, dated March 3, 2007, for Mark Colyar(30)
10.19*	Stock Option and Grant Notice, dated March 3, 2007, for Christopher Brown(31)
10.20*	Stock Option and Grant Notices, dated March 14, 2006, February 14, 2006, June 23, 2005 and May 1, 2003, for Eitan Gertel(32)
10.21*	Stock Option and Grant Notices, dated August 28, 2006, for Christopher Brown(33)
10.22*	Finisar Executive Retention and Severance Plan, as Amended and Restated Effective March 7, 2011(34)

EXHIBIT INDEX

Number	Title
10.23*	Amended and Restated Executive Employment Agreement between Registrant and Christopher Brown, dated December 31, 2008(35)
10.24*	Amended and Restated Executive Employment Agreement between Registrant and Mark Colyar, dated December 31, 2008(36)
10.25*	Amended and Restated Executive Employment Agreement between Registrant and Eitan Gertel, dated December 31, 2008(37)
10.26*	Form of Restricted Stock Unit Issuance Agreement(38)
10.27*	Form of Restricted Stock Unit Issuance Agreement — Officers(39)
10.28*	Form of Restricted Stock Unit Issuance Agreement — International(40)
10.29*	Form of Restricted Stock Unit Issuance Agreement — Israel(41)
10.30*	Form of Restricted Stock Unit Issuance Agreement — UK(42)
10.31*	Amended and Restated Finisar Corporation 2009 Employee Stock Purchase Plan(43)
10.32	Summary of the principal terms of the lease agreement - Wuxi, China(44)
10.33	Summary of the principal terms of the contract for state-owned construction land use right assignment - Wuxi, China(45)
10.34	Summary of the principal terms of the lease agreement - Jarfalla, Sweden(46)
10.35	Summary of the principal terms of the lease agreement - Shanghai, China(47)
10.36
Tenth Amendment to the Lease agreement by and between Registrant (as successor in interest to GenOA Corporation) and PSB Northern California Industrial Portfolio, Inc. (as successor in interest to RREEF America REIT II Corp. DDD, successor in interest to Speiker Properties, L.P.) dated January 10, 2000(48)

10.37	Lease agreement, dated October 21, 2013, by and between NMBE Pty Ltd and Finisar Australia Pty Ltd for premises located at 19-21 Rosebery Avenue, Rosebery, NSW, Australia(49)
10.38	Purchase Agreement dated December 10, 2013, by and between Finisar Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated(50)
10.39*	Separation and General Release Agreement(51)
10.40	Summary of the principal terms of the contract for state-owned construction land use right assignment - Wuxi, China
10.41*	Finisar Corporation Director Compensation Policy
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase
______________________________________

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

*	Compensatory plan or management contract

(1)	Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed March 28, 2011.

(2)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 5, 2014.

(3)	Incorporated by reference to Exhibit 3.5 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(4)	Incorporated by reference to Exhibit 3.6 to Registrant’s Annual Report on Form 10-K filed July 18, 2001.

(5)	Incorporated by reference to Exhibit 3.8 to Registrant’s Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(6)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form 8-A12G filed on September 27, 2002.

(7)	Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-3 filed May 18, 2005 (File No. 333-125034).

(8)	Incorporated by reference to Exhibit 3.8 to Registrant’s Current Report on Form 8-K filed September 28, 2009.

(9)	Incorporated by reference to Exhibit 3.8 to Registrant’s Annual Report on Form 10-K filed July 1, 2010.

(10)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2009.

(11)	Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed December 16, 2013.

(12)	Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed December 21, 2016.

(13)	Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(14)	Incorporated by reference to Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(15)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 8, 2014.

(16)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 14, 2005.

(17)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(18)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(19)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(20)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(21)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(22)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(23)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(24)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(25)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(26)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(27)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(28)	Incorporated by reference to Exhibit 10.23 to Optium Corporation’s Registration Statement on Form S-1/A(333-135472) filed on October 11, 2006.

(29)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s, Quarterly Report on Form 10-Q filed on March 7, 2007.

(30)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(31)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(32)	Incorporated by reference to Exhibit 10.36 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(33)	Incorporated by reference to Exhibit 10.38 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(34)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 10, 2011.

(35)	Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(36)	Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(37)	Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(38)	Incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(39)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed September 8, 2016.

(40)	Incorporated by reference to Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(41)	Incorporated by reference to Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(42)	Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K filed June 26, 2014.

(43)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 8, 2014.

(44)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(45)	Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(46)	Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(47)	Incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K filed June 24, 2013.

(48)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 10, 2016.

(49)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed December 5, 2013.

(50)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 6, 2014.

(51)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2015.