Form 10-Q
period 2017-07-30
FINISAR CORP
filed 2017-09-07
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 30, 2017
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
408-548-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of the registrant's common stock, $.001 par value, outstanding as of September 1, 2017: 113,887,565

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended July 30, 2017

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 30, 2017	April 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$278,826	$260,228
Short-term investments	954,026	976,595
Accounts receivable, net of allowance for doubtful accounts of $1,229 at July 30, 2017 and $756 at April 30, 2017	273,180	272,377
Inventories	356,845	331,388
Other current assets	63,629	68,269
Total current assets	1,926,506	1,908,857
Property, equipment and improvements, net	420,298	383,919
Purchased intangible assets, net	11,700	13,019
Goodwill	106,736	106,736
Other assets	22,256	20,126
Deferred tax assets	108,567	107,225
Total assets	$2,596,063	$2,539,882
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$148,605	$140,568
Accrued compensation	42,030	54,520
Other accrued liabilities	46,648	43,698
Deferred revenue	14,348	13,015
Total current liabilities	251,631	251,801
Long-term liabilities:
Convertible debt	715,722	707,782
Other non-current liabilities	17,546	17,594
Total liabilities	984,899	977,177
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at July 30, 2017 and April 30, 2017	—	—
Common stock, $0.001 par value, 750,000 shares authorized, 113,853 shares and 111,519 shares issued and outstanding at July 30, 2017 and April 30, 2017, respectively	114	112
Additional paid-in capital	2,799,118	2,784,204
Accumulated other comprehensive (loss) income	(44,180)	(57,864)
Accumulated deficit	(1,143,888)	(1,163,747)
Total stockholders' equity	1,611,164	1,562,705
Total liabilities and stockholders' equity	$2,596,063	$2,539,882
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	July 30, 2017	July 31, 2016

Revenues	$341,806	$341,325
Cost of revenues	225,896	231,637
Amortization of acquired developed technology	611	1,523
Gross profit	115,299	108,165
Operating expenses:
Research and development	58,040	51,008
Sales and marketing	12,351	11,863
General and administrative	14,289	16,315
Amortization of purchased intangibles	707	668
Total operating expenses	85,387	79,854
Income from operations	29,912	28,311
Interest income	3,440	726
Interest expense	(9,013)	(2,986)
Other income (expense), net	(2,694)	(59)
Income before income taxes	21,645	25,992
Provision for income taxes	1,786	2,043
Net income	$19,859	$23,949
Net income per share:
Basic	$0.18	$0.22
Diluted	$0.17	$0.22
Shares used in computing net income per share:
Basic	112,544	108,820
Diluted	115,698	110,821

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	July 30, 2017	July 31, 2016
Net income	$19,859	$23,949
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	13,684	(12,921)
Total other comprehensive income (loss), net of tax	13,684	(12,921)
Total comprehensive income	$33,543	$11,028

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	July 30, 2017	July 31, 2016
Operating activities
Net income	$19,859	$23,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,224	21,647
Amortization of intangible assets	1,318	2,191
Amortization of debt issuance costs	385	154
Stock-based compensation expense	13,764	12,462
Amortization of discount on held-to-maturity investments	(1,754)	—
Impairment of minority investment	2,347	—
Equity in losses of equity method investment	—	75
Amortization of discount on convertible debt	7,555	2,469
Changes in operating assets and liabilities:
Accounts receivable	(803)	(5,779)
Inventories	(18,789)	(5,224)
Other assets	(1,176)	1,308
Accounts payable	8,037	(5,274)
Accrued compensation	(12,490)	248
Other accrued liabilities	2,902	(3,761)
Deferred revenue	1,333	2,939
Net cash provided by operating activities	45,712	47,404
Investing activities
Additions to property, equipment and improvements	(51,755)	(19,185)
Net proceeds from sale of property and equipment and asset disposal group	—	229
Purchases of short-term investments	(644,242)	(95,595)
Maturities of short-term investments	668,594	45,355
Net cash used in investing activities	(27,403)	(69,196)
Financing activities
Repayments of term loans	—	(70)
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	6,712	6,882
Shares repurchased for tax withholdings on vesting of restricted stock units	(6,423)	(3,827)
Net cash provided by financing activities	289	2,985
Net increase (decrease) in cash and cash equivalents	18,598	(18,807)
Cash and cash equivalents at beginning of period	260,228	299,221
Cash and cash equivalents at end of period	$278,826	$280,414
Supplemental disclosure of cash flow information
Cash paid for interest	$2,085	$649
Cash paid for taxes	$2,969	$2,931

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of July 30, 2017 and for the three month periods ended July 30, 2017 and July 31, 2016 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of July 30, 2017, its operating results for the three month periods ended July 30, 2017 and July 31, 2016, and its cash flows for the three month periods ended July 30, 2017 and July 31, 2016. Operating results for the three month period ended July 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending April 29, 2018. The condensed consolidated balance sheet as of April 30, 2017 has been derived from the audited consolidated financial statements as of that date, but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2017.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

2. Summary of Significant Accounting Policies
For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2017. There have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K.
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

3. Earnings per Share
Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period plus dilutive potential shares of common stock from (1) stock options and restricted stock units (under the treasury stock method) and (2) convertible debt (under the treasury stock method) outstanding during the period.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
(in thousands, except per share amounts)	July 30, 2017	July 31, 2016
Numerator:
Net income	$19,859	$23,949
Numerator for basic net income per share	19,859	23,949
Numerator for diluted net income per share	$19,859	$23,949
Denominator:
Denominator for basic net income per share - weighted average shares	112,544	108,820
Effect of dilutive securities:
Stock options and restricted stock units	3,154	2,001
Dilutive potential common shares	3,154	2,001
Denominator for diluted net income per share	115,698	110,821
Net income per share:
Basic	$0.18	$0.22
Diluted	$0.17	$0.22
The following table presents potential shares of common stock excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended
(in thousands)	July 30, 2017	July 31, 2016
Stock options and restricted stock units	1,080	2,045
0.50% Convertible Senior Notes due 2033 and 0.50% Convertible Senior Notes due 2036 were excluded from the calculation of diluted earnings per share under the treasury stock method for the periods when the conversion price exceeded the average market price for the Company's common stock.

4. Inventories

Inventories consist of the following:	As of
(in thousands)	July 30, 2017	April 30, 2017
Raw materials	$74,815	$66,560
Work-in-process	201,777	173,302
Finished goods	80,253	91,526
Total inventories	$356,845	$331,388

5. Investments
The Company's portfolio of fixed income securities consists of commercial paper notes and term bank certificates of deposit. All of the Company's investments in fixed income securities have original maturity (maturity at the purchase date) of less than 12 months and are reported as short-term investments in the consolidated balance sheets as of July 30, 2017 and April 30, 2017. All of the Company's investments in fixed income securities are classified as held-to-maturity since the Company has the positive intent and ability to hold these investments until maturity. These investments are carried at amortized cost.
The Company's investments in fixed income securities as of July 30, 2017 and April 30, 2017 were as follows:

	July 30, 2017				April 30, 2017
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Commercial paper	$546,595	$—	$—	$546,595	$571,592	$—	$—	$571,592
Certificates of deposit	407,431	—	—	407,431	405,003	—	—	405,003
Total	$954,026	$—	$—	$954,026	$976,595	$—	$—	$976,595

During the three month periods ended July 30, 2017 and July 31, 2016, there were no gross unrealized gains or losses, no realized gains or losses, and no other-than-temporary impairments.

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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $465.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $109.9 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of July 30, 2017, the remaining debt discount amortization period was 56 months.

As of July 30, 2017, the 2036 Notes consisted of the following (in thousands):

Liability component:
Principal	$575,000
Unamortized debt discount	(98,058)
Unamortized debt issuance costs	(4,051)
Net carrying amount of the liability component	$472,891
Carrying amount of the equity component	$109,881

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

The following table sets forth interest expense information related to the 2036 Notes:

	Three Months Ended
(in thousands, except percentages)	July 30, 2017	July 31, 2016
Contractual interest expense	$719	n/a
Amortization of the debt discount	4,964	n/a
Amortization of issuance costs	231	n/a
Total interest cost	$5,914	n/a
Effective interest rate on the liability component	4.85%	n/a
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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of July 30, 2017, the remaining debt discount amortization period was 19 months.

As of July 30, 2017, the 2033 Notes consisted of the following (in thousands):

Liability component:
Principal	$258,750
Unamortized debt discount	(15,071)
Unamortized debt issuance costs	(848)
Net carrying amount of the liability component	$242,831
Carrying amount of the equity component	$49,648

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

The following table sets forth interest expense information related to the 2033 Notes:

	Three Months Ended
(in thousands, except percentages)	July 30, 2017	July 31, 2016
Contractual interest expense	$324	$324
Amortization of the debt discount	2,591	2,469
Amortization of issuance costs	154	154
Total interest cost	$3,069	$2,947
Effective interest rate on the liability component	4.87%	4.87%
The Company applies the treasury stock method to determine the potential dilutive effect of the 2033 Notes on net income per share as a result of the Company's intent and stated policy to settle the principal amount of the 2033 Notes in cash.

7. Fair Value of Financial Instruments
The Company's financial instruments not measured at fair value on a recurring basis as of July 30, 2017 and April 30, 2017 were as follows:

	July 30, 2017					April 30, 2017
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Commercial paper	$546,595	$—	$546,595	$—	$546,595	$571,592	$—	$571,592	$—	$571,592
Certificates of deposit	$407,431	$—	$407,431	$—	$407,431	$405,003	$—	$405,003	$—	$405,003
2033 Notes	$242,831	$295,622	$—	$—	$295,622	$240,085	$273,628	$—	$—	$273,628
2036 Notes	$472,891	$575,719	$—	$—	$575,719	$467,697	$534,391	$—	$—	$534,391

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

8. Legal Matters
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

In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement have been filed in the California Superior Court for the County of Santa Clara, and a third derivative lawsuit has been filed in the United States District Court for the Northern District of California. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors and certain officers, including Jerry Rawls, the Company's Chief Executive Officer and Chairman of the Board, Eitan Gertel, the Company’s former Chief Executive Officer, and Kurt Adzema, the Company’s Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against the Company. The state court cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint. The derivative cases were stayed pending a ruling in the federal class action case. On August 7, 2017, the plaintiff in the federal case filed an amended complaint.

9. Guarantees and Indemnifications
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
The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of July 30, 2017. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Results of Operations

Revenues (by market application)	Three Months Ended
(in thousands, except percentages)	July 30, 2017	July 31, 2016	Change	% Change
Datacom revenue	$258,314	$243,413	$14,901	6%
Telecom revenue	83,492	97,912	(14,420)	(15)%
Total revenues	$341,806	$341,325	$481	—%

Datacom revenue for the three month period ended July 30, 2017 increased compared to the three month period ended July 31, 2016 primarily due to an increase in market demand for our 100 Gbps transceivers. Telecom revenue for the three month period ended July 30, 2017 decreased compared to the three month period ended July 31, 2016 primarily due to a decline in market demand for our 10 Gbps transceivers.

Amortization of Acquired Developed Technology
(in thousands, except percentages)	July 30, 2017	July 31, 2016	Change	% Change
Three months ended	$611	$1,523	$(912)	(60)%

Amortization of acquired developed technology for the three month period ended July 30, 2017 decreased compared to the three month period ended July 31, 2016 primarily due to the roll-off of amortization of certain intangible assets related to our prior acquisitions.

Gross Profit
(in thousands, except percentages)	July 30, 2017	July 31, 2016	Change	% Change
Three months ended	$115,299	$108,165	$7,134	7%
As a percentage of revenues	34%	32%

Gross profit is calculated as revenues less cost of revenues, amortization of acquired developed technology, and, if applicable, impairment of long-lived assets. Gross margin is gross profit reflected as a percentage of revenues. Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, and inventory adjustments for excess and obsolete inventory. Gross margin for the three month period ended July 30, 2017 increased compared to the three month period ended July 31, 2016 primarily due to a more favorable product mix, primarily 100 Gbps transceivers.

Research and Development Expenses
(in thousands, except percentages)	July 30, 2017	July 31, 2016	Change	% Change
Three months ended	$58,040	$51,008	$7,032	14%

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping, and allocated facilities and IT support costs. Research and development expenses for the three month period ended July 30, 2017 increased compared to the three month period ended July 31, 2016 primarily due to an increase in employee compensation related expenses.

Sales and Marketing Expenses
(in thousands, except percentages)	July 30, 2017	July 31, 2016	Change	% Change
Three months ended	$12,351	$11,863	$488	4%

Sales and marketing expenses consist primarily of salaries and related costs of employees engaged in sales and marketing functions, including stock-based compensation charges related to those employees, commissions for our external sales representatives, costs related to marketing and promotional activities, and allocated facilities and IT support costs. Sales and marketing expenses for the three month period ended July 30, 2017 increased compared to the three month period ended July 31, 2016 primarily due to an increase in employee compensation related expenses.

General and Administrative Expenses
(in thousands, except percentages)	July 30, 2017	July 31, 2016	Change	% Change
Three months ended	$14,289	$16,315	$(2,026)	(12)%

General and administrative expenses consist primarily of salaries and related costs of employees engaged in general and administrative functions, including stock-based compensation charges related to those employees, legal, audit and other professional fees, insurance costs, human resources and other corporate costs, and allocated facilities and IT support costs. General and administrative expenses for the three month period ended July 30, 2017 decreased compared to the three month period ended July 31, 2016 primarily due to higher legal service fees related to on-going litigations in fiscal 2017.

Interest Income
(in thousands, except percentages)	July 30, 2017	July 31, 2016	Change	% Change
Three months ended	$3,440	$726	$2,714	374%

Interest income for the three month period ended July 30, 2017 increased compared to the three month period ended July 31, 2016 primarily due to an increase in cash and short-term investments balances primarily as a result of the issuance of $575.0 million in aggregate principal amount of our 0.50% Convertible Senior Notes due 2036 in December 2016.

Interest Expense
(in thousands, except percentages)	July 30, 2017	July 31, 2016	Change	% Change
Three months ended	$9,013	$2,986	$6,027	202%

Interest expense for the three month period ended July 30, 2017 increased compared to the three month period ended July 31, 2016 primarily due to the amortization of the debt discount on our 0.50% Convertible Senior Notes due 2036 issued in December 2016.

Other Income (Expense), Net
(in thousands, except percentages)	July 30, 2017	July 31, 2016	Change	% Change
Three months ended	$(2,694)	$(59)	$(2,635)	4,466%

The change in other income (expense), net for the three month period ended July 30, 2017 as compared to the three month period ended July 31, 2016 was primarily due to a $2.4 million impairment of one of our minority investments, recognized during the three month period ended July 30, 2017, due to this investee's prolonged negative results of operations and cash flows.

Provision for Income Taxes
(in thousands, except percentages)	July 30, 2017	July 31, 2016	Change	% Change
Three months ended	$1,786	$2,043	$(257)	(13)%

The income tax provision for the three month period ended July 30, 2017 decreased compared to the three month period ended July 31, 2016 primarily due to a discrete tax benefit associated with stock-based compensation.

Liquidity and Capital Resources

	Three Months Ended
(in millions)	July 30, 2017	July 31, 2016
Net cash provided by operating activities	$45.7	$47.4
Net cash used in investing activities	$(27.4)	$(69.2)
Net cash provided by financing activities	$0.3	$3.0

Operating Cash Flows
Net cash provided by operating activities in the three month period ended July 30, 2017 primarily consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $46.8 million, offset by a $21.0 million increase in working capital primarily related to a $18.8 million increase in inventory. Inventory increased due to increased purchases to support the anticipated increase in sales level. Net cash provided by operating activities in the three month period ended July 31, 2016 primarily consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $39.0 million.

Investing Cash Flows
Net cash used in investing activities in the three month period ended July 30, 2017 primarily consisted of expenditures for capital assets. Net cash used in investing activities in the three month period ended July 31, 2016 primarily consisted of net purchases of short-term investments.

Financing Cash Flows
Net cash provided by financing activities in the three month period ended July 30, 2017 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans, offset by share repurchases for tax withholdings on vesting of restricted stock units. Net cash provided by financing activities in the three month period ended July 31, 2016 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans, offset by share repurchases for tax withholdings on vesting of restricted stock units.

Sources of Liquidity and Capital Resource Requirements

At July 30, 2017, our principal sources of liquidity consisted of approximately $1.2 billion of cash and cash equivalents and short-term investments, of which approximately $123 million was held by our foreign subsidiaries.

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

Off-Balance-Sheet Arrangements

At July 30, 2017 and April 30, 2017, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Finisar, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017. Our exposure related to market risk has not changed materially since April 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Part I, Item 1, Financial Statements - Note 8. Legal Matters” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended July 30, 2017.

Item 1A. Risk Factors

OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS, INCLUDING THOSE DESCRIBED BELOW. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. THE RISK FACTORS DESCRIBED BELOW DO NOT CONTAIN ANY MATERIAL CHANGES FROM THOSE PREVIOUSLY DISCLOSED IN ITEM 1A OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 30, 2017.

Our quarterly revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the price of our stock.

Our quarterly operating results have varied significantly due to a number of factors, including:

•	fluctuation in demand for our products;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the level of market acceptance of new and enhanced versions of our products;

•	the timing of acquisitions that we have undertaken;

•	the timing or cancellation of large customer orders;

•	changes in levels of our customers' forecasted demand;

•	the length and variability of the sales cycle for our products;

•	pricing policy changes by us and our competitors and suppliers;

•	the availability of development funding;

•	changes in the mix of products sold;

•	increased competition in product lines, and competitive pricing pressures; and

•	the evolving and unpredictable nature of the markets for products incorporating our optical components and subsystems.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	fluctuations in manufacturing yields;

•	the emergence of new industry standards;

•	failure to anticipate changing customer product requirements;

•	the loss or gain of important customers;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

•	adverse changes in economic conditions in various geographic areas where we or our customers do business;

•	acts of terrorism and international conflicts or domestic crises;

•	other conditions affecting the timing of customer orders or our ability to fill orders of customers subject to export control or U.S. economic sanctions; or

•	a downturn in the markets for our customers' products, particularly the data storage and networking and telecommunication components markets.

We may experience a delay in generating or recognizing revenues for a number of reasons. Open orders at the beginning of each quarter are typically lower than expected revenues for that quarter and are generally cancelable with minimal notice. Accordingly, we depend on obtaining orders during each quarter for shipment in that quarter to achieve our revenue objectives.

Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified timeframes without significant penalty. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues or changes in levels of our customers' forecasted demand could significantly harm our business. It is likely that in some future quarters our operating results will again decrease from the previous quarter or fall below the expectations of securities analysts and investors.

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

We are exposed to foreign exchange risks. Foreign currency fluctuations may affect both our revenues and our costs and expenses, which would significantly affect our operating results. More than 99% of our sales worldwide are denominated in U.S. dollars. If there is a significant devaluation of the currency in a specific country relative to the dollar, the prices of our products will increase relative to that country's currency, our products may be less competitive in that country and our revenues may be adversely affected.

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

Not all of our past acquisitions have been successful. In the past, we have subsequently sold some of the assets acquired in prior acquisitions, discontinued product lines and closed acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. Through the first quarter of fiscal 2018, we have written off all of the goodwill associated with our past acquisitions with the exception of the more recently completed acquisitions of Ignis, Red-C and u2t. We cannot assure you that we will be successful in overcoming problems encountered in connection with our past acquisitions or potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with our past acquisitions or any of our future acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.

Since inception, we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and the first quarter of fiscal 2018, we wrote off an aggregate of $28.6 million in eight investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $605,000 of such equity investments remaining on our balance sheet as of July 30, 2017 in future periods.

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

As of July 30, 2017, we had outstanding an aggregate principal amount of $258.8 million of our 2033 Notes and an aggregate principal amount of $575.0 million of our 2036 Notes. The 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments, and the 2036 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $44.17 per share, subject to adjustments. An aggregate of approximately 8,572,413 and 13,017,885 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes and all outstanding 2036 Notes, respectively, at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Dated: September 7, 2017