Form 10-Q
period 2017-10-29
FINISAR CORP
filed 2017-12-07
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 29, 2017
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

Number of shares of the registrant's common stock, $.001 par value, outstanding as of December 1, 2017: 114,024,083

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended October 29, 2017

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	October 29, 2017	April 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$274,547	$260,228
Short-term investments	958,216	976,595
Accounts receivable, net of allowance for doubtful accounts of $281 at October 29, 2017 and $756 at April 30, 2017	260,870	272,377
Inventories	369,078	331,388
Other current assets	61,517	68,269
Total current assets	1,924,228	1,908,857
Property, equipment and improvements, net	443,733	383,919
Purchased intangible assets, net	10,424	13,019
Goodwill	106,736	106,736
Other assets	21,423	20,126
Deferred tax assets	116,055	107,225
Total assets	$2,622,599	$2,539,882
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$152,047	$140,568
Accrued compensation	36,614	54,520
Other accrued liabilities	40,130	43,698
Deferred revenue	17,716	13,015
Total current liabilities	246,507	251,801
Long-term liabilities:
Convertible debt	723,784	707,782
Other non-current liabilities	17,176	17,594
Total liabilities	987,467	977,177
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at October 29, 2017 and April 30, 2017	—	—
Common stock, $0.001 par value, 750,000 shares authorized, 114,023 shares and 111,519 shares issued and outstanding at October 29, 2017 and April 30, 2017, respectively	114	112
Additional paid-in capital	2,814,713	2,784,204
Accumulated other comprehensive (loss) income	(41,664)	(57,864)
Accumulated deficit	(1,138,031)	(1,163,747)
Total stockholders' equity	1,635,132	1,562,705
Total liabilities and stockholders' equity	$2,622,599	$2,539,882
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016

Revenues	$332,205	$369,863	$674,011	$711,188
Cost of revenues	235,389	235,192	461,285	466,829
Amortization of acquired developed technology	611	990	1,222	2,513
Gross profit	96,205	133,681	211,504	241,846
Operating expenses:
Research and development	60,560	53,242	118,600	104,250
Sales and marketing	12,230	13,367	24,581	25,230
General and administrative	13,283	13,576	27,572	29,891
Amortization of purchased intangibles	665	668	1,372	1,336
Total operating expenses	86,738	80,853	172,125	160,707
Income from operations	9,467	52,828	39,379	81,139
Interest income	3,746	1,021	7,186	1,747
Interest expense	(9,131)	(3,025)	(18,144)	(6,011)
Other income (expense), net	1,111	795	(1,583)	736
Income before income taxes	5,193	51,619	26,838	77,611
Provision for (benefit from) income taxes	(664)	2,853	1,122	4,896
Net income	$5,857	$48,766	$25,716	$72,715
Net income per share:
Basic	$0.05	$0.44	$0.23	$0.66
Diluted	$0.05	$0.43	$0.22	$0.65
Shares used in computing net income per share:
Basic	113,960	110,407	113,252	109,614
Diluted	115,443	113,192	115,973	112,450

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Net income	$5,857	$48,766	$25,716	$72,715
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	2,516	(11,663)	16,200	(24,584)
Total other comprehensive income (loss), net of tax	2,516	(11,663)	16,200	(24,584)
Total comprehensive income	$8,373	$37,103	$41,916	$48,131

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	October 29, 2017	October 30, 2016
Operating activities
Net income	$25,716	$72,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,187	43,399
Amortization of intangible assets	2,594	3,849
Amortization of debt issuance costs	770	308
Stock-based compensation expense	28,677	25,829
Amortization of discount on held-to-maturity investments	(3,638)	—
Loss (gain) on sale or retirement of assets	—	(27)
Impairment of minority investment	2,347	—
Equity in losses of equity method investment	—	155
Amortization of discount on convertible debt	15,232	4,978
Changes in operating assets and liabilities:
Accounts receivable	11,507	(28,410)
Inventories	(31,418)	(30,578)
Other assets	(5,718)	(2,586)
Accounts payable	11,479	11,432
Accrued compensation	(17,906)	9,129
Other accrued liabilities	(3,986)	(6,937)
Deferred revenue	4,701	4,289
Net cash provided by operating activities	88,544	107,545
Investing activities
Additions to property, equipment and improvements	(97,491)	(49,625)
Net proceeds from sale of property and equipment	—	365
Purchases of short-term investments	(887,780)	(200,595)
Maturities of short-term investments	909,860	120,355
Purchase of intangible assets	—	(1,800)
Net cash used in investing activities	(75,411)	(131,300)
Financing activities
Repayments of term loans	—	(136)
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	7,609	11,460
Shares repurchased for tax withholdings on vesting of restricted stock units	(6,423)	(3,827)
Net cash provided by financing activities	1,186	7,497
Net increase (decrease) in cash and cash equivalents	14,319	(16,258)
Cash and cash equivalents at beginning of period	260,228	299,221
Cash and cash equivalents at end of period	$274,547	$282,963
Supplemental disclosure of cash flow information
Cash paid for interest	$2,085	$649
Cash paid for taxes	$6,090	$4,404

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of October 29, 2017 and for the three and six month periods ended October 29, 2017 and October 30, 2016 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of October 29, 2017, its operating results for the three and six month periods ended October 29, 2017 and October 30, 2016, and its cash flows for the six month periods ended October 29, 2017 and October 30, 2016. Operating results for the three and six month periods ended October 29, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending April 29, 2018. The condensed consolidated balance sheet as of April 30, 2017 has been derived from the audited consolidated financial statements as of that date, but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2017.
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
Pending Adoption of New Accounting Standards
In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue recognition. Provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. In April 2015, the FASB proposed a deferral of this standard's effective date by one year. The proposed deferral allows early adoption at the original effective date. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company plans to adopt this standard using a modified retrospective approach. The Company's assessment has identified a change in revenue recognition timing on sales made to distributors. The Company expects to recognize revenue upon delivery of products to the distributor (in accordance with established shipping and delivery terms) rather than deferring recognition until the distributor sells the product to the end customer. On the date of the initial application, the Company will remove the deferred revenue on sales to distributors through a cumulative adjustment to retained earnings. The Company is continuing its evaluation of any additional potential effects, such as the timing of revenue recognition on licensing arrangements with respect to the Company’s intellectual property, on its consolidated financial position, results of operations and cash flows, as well as changes to its accounting policies and disclosures, from the adoption of this standard.
In February 2016, the FASB issued an accounting standards update which replaces the current lease accounting standard. The update will require lessees, among other items, to recognize a right-of-use asset and a lease liability for most leases. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain optional practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company expects to adopt this standard in the first quarter of its fiscal 2020. The Company is currently evaluating potential effects on its consolidated financial position, results of operations and cash flows from the adoption of this standard.
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
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Numerator:
Net income	$5,857	$48,766	$25,716	$72,715
Numerator for basic net income per share	5,857	48,766	25,716	72,715
Numerator for diluted net income per share	$5,857	$48,766	$25,716	$72,715
Denominator:
Denominator for basic net income per share - weighted average shares	113,960	110,407	113,252	109,614
Effect of dilutive securities:
Stock options and restricted stock units	1,483	2,785	2,721	2,836
Dilutive potential common shares	1,483	2,785	2,721	2,836
Denominator for diluted net income per share	115,443	113,192	115,973	112,450
Net income per share:
Basic	$0.05	$0.44	$0.23	$0.66
Diluted	$0.05	$0.43	$0.22	$0.65
The following table presents potential shares of common stock excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(in thousands)	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Stock options and restricted stock units	2,185	271	1,629	569
0.50% Convertible Senior Notes due 2033 and 0.50% Convertible Senior Notes due 2036 were excluded from the calculation of diluted earnings per share under the treasury stock method for the periods when the conversion price exceeded the average market price for the Company's common stock.

4. Inventories

Inventories consist of the following:	As of
(in thousands)	October 29, 2017	April 30, 2017
Raw materials	$79,297	$66,560
Work-in-process	194,794	173,302
Finished goods	94,987	91,526
Total inventories	$369,078	$331,388

5. Investments
The Company's portfolio of fixed income securities consists of commercial paper notes and term bank certificates of deposit. All of the Company's investments in fixed income securities have original maturity (maturity at the purchase date) of less than 12 months and are reported as short-term investments in the consolidated balance sheets as of October 29, 2017 and April 30, 2017. All of the Company's investments in fixed income securities are classified as held-to-maturity since the Company has the positive intent and ability to hold these investments until maturity. These investments are carried at amortized cost.
The Company's investments in fixed income securities as of October 29, 2017 and April 30, 2017 were as follows:

	October 29, 2017				April 30, 2017
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Commercial paper	$548,479	$—	$—	$548,479	$571,592	$—	$—	$571,592
Certificates of deposit	409,737	—	—	409,737	405,003	—	—	405,003
Total	$958,216	$—	$—	$958,216	$976,595	$—	$—	$976,595

During the three and six month periods ended October 29, 2017 and October 30, 2016, there were no gross unrealized gains or losses, no realized gains or losses, and no other-than-temporary impairments.

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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $465.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $109.9 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of October 29, 2017, the remaining debt discount amortization period was 50 months.

As of October 29, 2017, the 2036 Notes consisted of the following (in thousands):

Liability component:
Principal	$575,000
Unamortized debt discount	(93,014)
Unamortized debt issuance costs	(3,820)
Net carrying amount of the liability component	$478,166
Carrying amount of the equity component	$109,881

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

The following table sets forth interest expense information related to the 2036 Notes:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Contractual interest expense	$719	n/a	$1,438	n/a
Amortization of the debt discount	5,044	n/a	10,008	n/a
Amortization of issuance costs	231	n/a	462	n/a
Total interest cost	$5,994	n/a	$11,908	n/a
Effective interest rate on the liability component	4.85%	n/a	4.85%	n/a
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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of October 29, 2017, the remaining debt discount amortization period was 13 months.

As of October 29, 2017, the 2033 Notes consisted of the following (in thousands):

Liability component:
Principal	$258,750
Unamortized debt discount	(12,438)
Unamortized debt issuance costs	(694)
Net carrying amount of the liability component	$245,618
Carrying amount of the equity component	$49,648

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

The following table sets forth interest expense information related to the 2033 Notes:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Contractual interest expense	$324	$324	$648	$648
Amortization of the debt discount	2,633	2,509	5,224	4,978
Amortization of issuance costs	154	154	308	308
Total interest cost	$3,111	$2,987	$6,180	$5,934
Effective interest rate on the liability component	4.87%	4.87%	4.87%	4.87%
The Company applies the treasury stock method to determine the potential dilutive effect of the 2033 Notes on net income per share as a result of the Company's intent and stated policy to settle the principal amount of the 2033 Notes in cash.

7. Fair Value of Financial Instruments
The Company's financial instruments not measured at fair value on a recurring basis as of October 29, 2017 and April 30, 2017 were as follows:

	October 29, 2017					April 30, 2017
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Commercial paper	$548,479	$—	$548,479	$—	$548,479	$571,592	$—	$571,592	$—	$571,592
Certificates of deposit	$409,737	$—	$409,737	$—	$409,737	$405,003	$—	$405,003	$—	$405,003
2033 Notes	$245,618	$268,777	$—	$—	$268,777	$240,085	$273,628	$—	$—	$273,628
2036 Notes	$478,166	$539,063	$—	$—	$539,063	$467,697	$534,391	$—	$—	$534,391

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

Class Action and Shareholder Derivative Litigation
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between December 2, 2010 through March 8, 2011. The named defendants are the Company and Jerry Rawls, its Chief Executive Officer and Chairman of the Board, and Eitan Gertel, its former Chief Executive Officer. To date, no specific amount of damages has been alleged. The cases were consolidated, lead plaintiff was appointed and a consolidated complaint was filed. The Company filed a motion to dismiss the case. On January 16, 2013, the District Court granted the Company's motion to dismiss and granted the lead plaintiffs leave to amend the consolidated complaint. An amended consolidated complaint was filed on February 6, 2013. Thereafter, the Company filed a renewed motion to dismiss the case. On September 30, 2013, the District Court granted the Company's motion and dismissed the case with prejudice, and plaintiff appealed. On January 8, 2016, the Ninth Circuit Court of Appeals reversed the judgment in part for further proceedings in the District Court. On July 15, 2016, lead plaintiff filed a Second Amended Complaint in the District Court. On August 19, 2016, the Company moved to dismiss. On May 1, 2017, the District Court denied the motion and a case scheduling order has been issued. On December 5, 2017, the District Court issued an order denying class certification.

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
The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of October 29, 2017. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

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

Results of Operations

Revenues (by market application)	Three Months Ended
(in thousands, except percentages)	October 29, 2017	October 30, 2016	Change	% Change
Datacom revenue	$256,625	$262,255	$(5,630)	(2)%
Telecom revenue	75,580	107,608	(32,028)	(30)%
Total revenues	$332,205	$369,863	$(37,658)	(10)%

Revenues (by market application)	Six Months Ended
(in thousands, except percentages)	October 29, 2017	October 30, 2016	Change	% Change
Datacom revenue	$514,939	$505,668	$9,271	2%
Telecom revenue	159,072	205,520	(46,448)	(23)%
Total revenues	$674,011	$711,188	$(37,177)	(5)%

Datacom revenue for the three month period ended October 29, 2017 decreased compared to the three month period ended October 30, 2016 primarily due to a decline in market demand for our 10 Gbps transceivers. Telecom revenue for the three month period ended October 29, 2017 decreased compared to the three month period ended October 30, 2016 primarily due to a decline in market demand for our 100 Gbps transceivers. Datacom revenue for the six month period ended October 29, 2017 increased compared to the six month period ended October 30, 2016 primarily due to an increase in market demand for our 100 Gbps transceivers, partially offset by a decline in market demand for our 10 Gbps transceivers. Telecom revenue for the six month period ended October 29, 2017 decreased compared to the six month period ended October 30, 2016 primarily due to a decline in market demand for our 100 Gbps transceivers.

Amortization of Acquired Developed Technology
(in thousands, except percentages)	October 29, 2017	October 30, 2016	Change	% Change
Three months ended	$611	$990	$(379)	(38)%
Six months ended	$1,222	$2,513	$(1,291)	(51)%

Amortization of acquired developed technology for the three and six month periods ended October 29, 2017 decreased compared to the three and six month periods ended October 30, 2016 primarily due to the roll-off of amortization of certain intangible assets related to our prior acquisitions.

Gross Profit
(in thousands, except percentages)	October 29, 2017	October 30, 2016	Change	% Change
Three months ended	$96,205	$133,681	$(37,476)	(28)%
As a percentage of revenues	29%	36%
Six months ended	$211,504	$241,846	$(30,342)	(13)%
As a percentage of revenues	31%	34%

Gross profit is calculated as revenues less cost of revenues, amortization of acquired developed technology, and, if applicable, impairment of long-lived assets. Gross margin is gross profit reflected as a percentage of revenues. Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, and inventory adjustments for excess and obsolete inventory. Gross margin for the three and six month periods ended October 29, 2017 decreased compared to the three and six month periods ended October 30, 2016 primarily due to a decline in average selling prices for our products.

Research and Development Expenses
(in thousands, except percentages)	October 29, 2017	October 30, 2016	Change	% Change
Three months ended	$60,560	$53,242	$7,318	14%
Six months ended	$118,600	$104,250	$14,350	14%

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping, and allocated facilities and IT support costs. Research and development expenses for the three and six month periods ended October 29, 2017 increased compared to the three and six month periods ended October 30, 2016 primarily due to an increase in employee compensation related expenses.

Sales and Marketing Expenses
(in thousands, except percentages)	October 29, 2017	October 30, 2016	Change	% Change
Three months ended	$12,230	$13,367	$(1,137)	(9)%
Six months ended	$24,581	$25,230	$(649)	(3)%

Sales and marketing expenses consist primarily of salaries and related costs of employees engaged in sales and marketing functions, including stock-based compensation charges related to those employees, commissions for our external sales representatives, costs related to marketing and promotional activities, and allocated facilities and IT support costs. Sales and marketing expenses for the three and six month periods ended October 29, 2017 decreased compared to the three and six month periods ended October 30, 2016 primarily due to a decrease in commissions for our external sales representatives.

General and Administrative Expenses
(in thousands, except percentages)	October 29, 2017	October 30, 2016	Change	% Change
Three months ended	$13,283	$13,576	$(293)	(2)%
Six months ended	$27,572	$29,891	$(2,319)	(8)%

General and administrative expenses consist primarily of salaries and related costs of employees engaged in general and administrative functions, including stock-based compensation charges related to those employees, legal, audit and other professional fees, insurance costs, human resources and other corporate costs, and allocated facilities and IT support costs. General and administrative expenses for the three month period ended October 29, 2017 decreased compared to the three month period ended October 30, 2016 primarily due to a decrease in employee compensation related expenses. General and administrative expenses for the six month period ended October 29, 2017 decreased compared to the six month period ended October 30, 2016 primarily due to higher legal service fees related to on-going litigations in fiscal 2017.

Interest Income
(in thousands, except percentages)	October 29, 2017	October 30, 2016	Change	% Change
Three months ended	$3,746	$1,021	$2,725	267%
Six months ended	$7,186	$1,747	$5,439	311%

Interest income for the three and six month periods ended October 29, 2017 increased compared to the three and six month periods ended October 30, 2016 primarily due to an increase in cash and short-term investments balances primarily as a result of the issuance of $575.0 million in aggregate principal amount of our 0.50% Convertible Senior Notes due 2036 in December 2016.

Interest Expense
(in thousands, except percentages)	October 29, 2017	October 30, 2016	Change	% Change
Three months ended	$9,131	$3,025	$6,106	202%
Six months ended	$18,144	$6,011	$12,133	202%

Interest expense for the three and six month periods ended October 29, 2017 increased compared to the three and six month periods ended October 30, 2016 primarily due to the amortization of the debt discount on our 0.50% Convertible Senior Notes due 2036 issued in December 2016.

Other Income (Expense), Net
(in thousands, except percentages)	October 29, 2017	October 30, 2016	Change	% Change
Three months ended	$1,111	$795	$316	40%
Six months ended	$(1,583)	$736	$(2,319)	(315)%

The change in other income (expense), net for the three month period ended October 29, 2017 as compared to the three month period ended October 30, 2016 was primarily due to fluctuations of foreign currency exchange rates. The change in other income (expense), net for the six month period ended October 29, 2017 as compared to the six month period ended October 30, 2016 was primarily due to a $2.4 million impairment of one of our minority investments, recognized during the three month period ended July 30, 2017, due to this investee's prolonged negative results of operations and cash flows.

Provision for (Benefit from) Income Taxes
(in thousands, except percentages)	October 29, 2017	October 30, 2016	Change	% Change
Three months ended	$(664)	$2,853	$(3,517)	(123)%
Six months ended	$1,122	$4,896	$(3,774)	(77)%

The income tax provision for the three and six month periods ended October 29, 2017 decreased compared to the three and six month periods ended October 30, 2016 primarily due to a decrease in the pre-tax income in a jurisdiction with higher effective tax rate that was recorded as a deferred tax asset due to the impact of the fourth quarter fiscal 2017 valuation allowance release, and the impact of a discrete tax benefit of stock based compensation.

Liquidity and Capital Resources

	Six Months Ended
(in millions)	October 29, 2017	October 30, 2016
Net cash provided by operating activities	$88.5	$107.5
Net cash used in investing activities	$(75.4)	$(131.3)
Net cash provided by financing activities	$1.2	$7.5

Operating Cash Flows
Net cash provided by operating activities in the six month period ended October 29, 2017 primarily consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $94.2 million. Net cash provided by operating activities in the six month period ended October 30, 2016 primarily consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $78.5 million.

Investing Cash Flows
Net cash used in investing activities in the six month period ended October 29, 2017 primarily consisted of expenditures for capital assets. Net cash used in investing activities in the six month period ended October 30, 2016 primarily consisted of net purchases of short-term investments.

Financing Cash Flows
Net cash provided by financing activities in the six month period ended October 29, 2017 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans, offset by share repurchases for tax withholdings on vesting of restricted stock units. Net cash provided by financing activities in the six month period ended October 30, 2016 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans, offset by share repurchases for tax withholdings on vesting of restricted stock units.

Sources of Liquidity and Capital Resource Requirements

At October 29, 2017, our principal sources of liquidity consisted of approximately $1.2 billion of cash and cash equivalents and short-term investments, of which approximately $132 million was held by our foreign subsidiaries.

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

Off-Balance-Sheet Arrangements

At October 29, 2017 and April 30, 2017, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Part I, Item 1, Financial Statements - Note 8. Legal Matters” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended October 29, 2017.

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

Not all of our past acquisitions have been successful. In the past, we have subsequently sold some of the assets acquired in prior acquisitions, discontinued product lines and closed acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. Through the second quarter of fiscal 2018, we have written off all of the goodwill associated with our past acquisitions with the exception of the more recently completed acquisitions of Ignis, Red-C and u2t. We cannot assure you that we will be successful in overcoming problems encountered in connection with our past acquisitions or potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with our past acquisitions or any of our future acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.

Since inception, we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and the second quarter of fiscal 2018, we wrote off an aggregate of $28.6 million in eight investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $605,000 of such equity investments remaining on our balance sheet as of October 29, 2017 in future periods.

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

As of October 29, 2017, we had outstanding an aggregate principal amount of $258.8 million of our 2033 Notes and an aggregate principal amount of $575.0 million of our 2036 Notes. The 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments, and the 2036 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $44.17 per share, subject to adjustments. An aggregate of approximately 8,572,413 and 13,017,885 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes and all outstanding 2036 Notes, respectively, at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1*	Fiscal 2018 Executive Officer Bonus Plan (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Compensatory plan or management contract.
(1) Incorporated by reference to Registrant's Current Report on Form 8-K filed on August 18, 2017

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

Dated: December 7, 2017