Form 10-Q
period 2018-01-28
FINISAR CORP
filed 2018-03-08
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 28, 2018
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

Number of shares of the registrant's common stock, $.001 par value, outstanding as of March 2, 2018: 114,694,866

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended January 28, 2018

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 28, 2018	April 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$259,023	$260,228
Short-term investments	957,267	976,595
Accounts receivable, net of allowance for doubtful accounts of $354 at January 28, 2018 and $756 at April 30, 2017	243,963	272,377
Inventories	382,179	331,388
Other current assets	53,023	68,269
Total current assets	1,895,455	1,908,857
Property, equipment and improvements, net	495,364	383,919
Purchased intangible assets, net	9,148	13,019
Goodwill	106,736	106,736
Other assets	21,883	20,126
Deferred tax assets	78,593	107,225
Total assets	$2,607,179	$2,539,882
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$127,248	$140,568
Accrued compensation	39,660	54,520
Other accrued liabilities	36,948	43,698
Deferred revenue	14,539	13,015
Current portion of convertible debt	248,426	—
Total current liabilities	466,821	251,801
Long-term liabilities:
Convertible debt, net of current portion	483,481	707,782
Other non-current liabilities	16,464	17,594
Total liabilities	966,766	977,177
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at January 28, 2018 and April 30, 2017	—	—
Common stock, $0.001 par value, 750,000 shares authorized, 114,460 shares and 111,519 shares issued and outstanding at January 28, 2018 and April 30, 2017, respectively	114	112
Additional paid-in capital	2,839,701	2,784,204
Accumulated other comprehensive loss	(5,712)	(57,864)
Accumulated deficit	(1,193,690)	(1,163,747)
Total stockholders' equity	1,640,413	1,562,705
Total liabilities and stockholders' equity	$2,607,179	$2,539,882
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017

Revenues	$332,403	$380,588	$1,006,414	$1,091,776
Cost of revenues	243,724	242,961	705,009	709,790
Amortization of acquired developed technology	611	990	1,833	3,503
Gross profit	88,068	136,637	299,572	378,483
Operating expenses:
Research and development	59,888	54,691	178,488	158,941
Sales and marketing	11,913	13,092	36,494	38,322
General and administrative	19,739	13,235	47,311	43,126
Start-up costs	638	—	638	—
Amortization of purchased intangibles	666	713	2,038	2,049
Impairment of long-lived assets	1,353	—	1,353	—
Total operating expenses	94,197	81,731	266,322	242,438
Income (loss) from operations	(6,129)	54,906	33,250	136,045
Interest income	3,995	1,716	11,181	3,463
Interest expense	(9,192)	(5,398)	(27,336)	(11,409)
Other income (expense), net	(459)	(339)	(2,042)	397
Income (loss) before income taxes	(11,785)	50,885	15,053	128,496
Provision for income taxes	43,874	4,499	44,996	9,395
Net income (loss)	$(55,659)	$46,386	$(29,943)	$119,101
Net income (loss) per share:
Basic	$(0.49)	$0.42	$(0.26)	$1.08
Diluted	$(0.49)	$0.40	$(0.26)	$1.05
Shares used in computing net income (loss) per share:
Basic	114,209	110,956	113,571	110,061
Diluted	114,209	114,873	113,571	113,506

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017
Net income (loss)	$(55,659)	$46,386	$(29,943)	$119,101
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	35,952	(10,172)	52,152	(34,756)
Total other comprehensive income (loss), net of tax	35,952	(10,172)	52,152	(34,756)
Total comprehensive income (loss)	$(19,707)	$36,214	$22,209	$84,345

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	January 28, 2018	January 29, 2017
Operating activities
Net income (loss)	$(29,943)	$119,101
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	73,700	64,652
Amortization of intangible assets	3,870	5,552
Amortization of debt issuance costs	1,155	565
Stock-based compensation expense	49,448	39,200
Amortization of discount on held-to-maturity investments	(5,637)	(305)
Loss on sale or retirement of assets	36	20
Impairment of long-lived assets	1,353	—
Impairment of minority investment	2,347	643
Equity in losses of equity method investment	—	85
Amortization of discount on convertible debt	22,971	9,441
Deferred income tax expense	41,794	—
Changes in operating assets and liabilities:
Accounts receivable	28,414	(30,842)
Inventories	(27,978)	(55,464)
Other assets	(2,011)	(20,740)
Accounts payable	(13,320)	14,325
Accrued compensation	(14,860)	14,556
Other accrued liabilities	(7,880)	(1,212)
Deferred revenue	1,524	1,436
Net cash provided by operating activities	124,983	161,013
Investing activities
Additions to property, equipment and improvements	(156,302)	(91,463)
Net proceeds from sale of property and equipment	—	380
Purchases of short-term investments	(1,597,163)	(896,208)
Maturities of short-term investments	1,622,524	185,821
Purchase of intangible assets	—	(1,800)
Net cash used in investing activities	(130,941)	(803,270)
Financing activities
Repayments of term loans	—	(200)
Proceeds from the issuance of 0.50% Convertible Senior Notes due 2036, net of issuance costs	—	569,302
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	11,210	18,404
Shares repurchased for tax withholdings on vesting of restricted stock units	(6,457)	(3,877)
Net cash provided by financing activities	4,753	583,629
Net decrease in cash and cash equivalents	(1,205)	(58,628)
Cash and cash equivalents at beginning of period	260,228	299,221
Cash and cash equivalents at end of period	$259,023	$240,593
Supplemental disclosure of cash flow information
Cash paid for interest	$4,170	$1,297
Cash paid for taxes	$8,863	$8,795

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of January 28, 2018 and for the three and nine month periods ended January 28, 2018 and January 29, 2017 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of January 28, 2018, its operating results for the three and nine month periods ended January 28, 2018 and January 29, 2017, and its cash flows for the nine month periods ended January 28, 2018 and January 29, 2017. Operating results for the three and nine month periods ended January 28, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending April 29, 2018. The condensed consolidated balance sheet as of April 30, 2017 has been derived from the audited consolidated financial statements as of that date, but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2017.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
During the third quarter of fiscal 2018, Jerry S. Rawls resigned as the Company's Chief Executive Officer and as Chairman of the Company's Board of Directors (the “Board”). Mr. Rawls remains a member of the Board. In connection with Mr. Rawls’ resignation, and in accordance with the terms of related separation and release agreement between Mr. Rawls and the Company, Mr. Rawls received a lump sum cash severance payment of $300,000, and vesting of each of Mr. Rawls’ outstanding and unvested awards of restricted stock units granted by the Company was accelerated 100%. Accordingly, during the third quarter of fiscal 2018, the Company recorded approximately $7.5 million of compensation expense related to this acceleration.

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
U.S. Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted, containing significant changes to the U.S. tax law, including lowering the U.S. corporate income tax rate, implementing a territorial tax system, and imposing a one-time tax on deemed repatriation of earnings of foreign subsidiaries.
The TCJA reduces the U.S. statutory corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of this rate reduction, the Company revalued its net deferred tax asset as of December 22, 2017, and recorded a reduction in its deferred tax assets and a corresponding deferred tax expense of approximately $22.3 million.
The TCJA allows 100% expensing of cost of qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023. The bonus depreciation percentage is phased down from 100% beginning in 2023 through 2026. The Company expects to elect to claim the 100% bonus depreciation for the assets placed into service after September 27, 2017. The net impact of this provision is not material to the Company's consolidated financial position, results of operations and cash flows.
The TCJA also implements a territorial tax system. Under the territorial tax system, in general, the Company’s foreign earnings will no longer be subject to tax in the U.S. As part of transitioning to the territorial tax system, the TCJA includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. As of December 31, 2017, the Company had approximately $123.0 million of undistributed earnings for certain non-U.S. subsidiaries that have been indefinitely reinvested outside the U.S. The mandatory deemed repatriation of these undistributed earnings resulted in a one-time deferred tax expense of approximately $19.5 million. This provisional estimate may be impacted by a number of additional considerations, including, but not limited to, the issuance of final regulations and the Company's ongoing analysis of this new tax law.
The Company has historically asserted its intent to reinvest these earnings in foreign operations indefinitely and continues to do so. The Company does not intend to repatriate these earnings to fund its U.S. operations and, accordingly, it does not provide for the U.S. state income and foreign withholding tax on these earnings.
While the TJCA provides a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income ("GILTI") provision and the base-erosion and anti-abuse tax ("BEAT") provision. The GILTI provision requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The BEAT provision eliminates the deduction of certain base-erosion payments made to related foreign corporations and imposes a minimum tax if greater than regular tax. The Company expects that the BEAT provision may result in significant U.S. tax in future periods. In addition, the Company intends to account for the GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the three and nine month periods ended January 28, 2018.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company has recognized the provisional tax impact related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities to the extent needed and included these amounts in its consolidated financial statements for the three and nine month periods ended January 28, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the Company's 2017 U.S. corporate income tax return is filed in 2018.

3. Earnings per Share
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
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017
Numerator:
Net income (loss)	$(55,659)	$46,386	$(29,943)	$119,101
Numerator for basic net income (loss) per share	(55,659)	46,386	(29,943)	119,101
Numerator for diluted net income (loss) per share	$(55,659)	$46,386	$(29,943)	$119,101
Denominator:
Denominator for basic net income (loss) per share - weighted average shares	114,209	110,956	113,571	110,061
Effect of dilutive securities:
Stock options and restricted stock units	—	3,786	—	3,445
0.50% Convertible Senior Notes due 2033	—	131	—	—
Dilutive potential common shares	—	3,917	—	3,445
Denominator for diluted net income (loss) per share	114,209	114,873	113,571	113,506
Net income (loss) per share:
Basic	$(0.49)	$0.42	$(0.26)	$1.08
Diluted	$(0.49)	$0.40	$(0.26)	$1.05
The following table presents potential shares of common stock excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(in thousands)	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017
Stock options and restricted stock units	3,987	113	4,412	335
0.50% Convertible Senior Notes due 2033 and 0.50% Convertible Senior Notes due 2036 were excluded from the calculation of diluted earnings per share under the treasury stock method for the periods when the conversion price exceeded the average market price for the Company's common stock.

4. Inventories

Inventories consist of the following:	As of
(in thousands)	January 28, 2018	April 30, 2017
Raw materials	$84,833	$66,560
Work-in-process	214,044	173,302
Finished goods	83,302	91,526
Total inventories	$382,179	$331,388

5. Investments
The Company's portfolio of fixed income securities consists of commercial paper notes and term bank certificates of deposit. All of the Company's investments in fixed income securities have original maturity (maturity at the purchase date) of less than 12 months and are reported as short-term investments in the consolidated balance sheets as of January 28, 2018 and

April 30, 2017. All of the Company's investments in fixed income securities are classified as held-to-maturity since the Company has the positive intent and ability to hold these investments until maturity. These investments are carried at amortized cost.
The Company's investments in fixed income securities as of January 28, 2018 and April 30, 2017 were as follows:

	January 28, 2018				April 30, 2017
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Commercial paper	$545,513	$—	$—	$545,513	$571,592	$—	$—	$571,592
Certificates of deposit	411,754	—	—	411,754	405,003	—	—	405,003
Total	$957,267	$—	$—	$957,267	$976,595	$—	$—	$976,595

During the three and nine month periods ended January 28, 2018 and January 29, 2017, there were no gross unrealized gains or losses, no realized gains or losses, and no other-than-temporary impairments.

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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $465.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $109.9 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of January 28, 2018, the remaining debt discount amortization period was 47 months.

As of January 28, 2018, the 2036 Notes consisted of the following (in thousands):

Liability component:
Principal	$575,000
Unamortized debt discount	(87,930)
Unamortized debt issuance costs	(3,589)
Net carrying amount of the liability component	$483,481
Carrying amount of the equity component	$109,881

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

The following table sets forth interest expense information related to the 2036 Notes:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017
Contractual interest expense	$719	$282	$2,157	$282
Amortization of the debt discount	5,085	1,934	15,093	1,934
Amortization of issuance costs	231	103	693	103
Total interest cost	$6,035	$2,319	$17,943	$2,319
Effective interest rate on the liability component	4.85%	4.85%	4.85%	4.85%
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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of January 28, 2018, the remaining debt discount amortization period was 10 months.

As of January 28, 2018, the 2033 Notes consisted of the following (in thousands):

Liability component:
Principal	$258,750
Unamortized debt discount	(9,784)
Unamortized debt issuance costs	(540)
Net carrying amount of the liability component	$248,426
Carrying amount of the equity component	$49,648

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

The following table sets forth interest expense information related to the 2033 Notes:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	January 28, 2018	January 29, 2017	January 28, 2018	January 29, 2017
Contractual interest expense	$324	$324	$972	$972
Amortization of the debt discount	2,654	2,529	7,878	7,507
Amortization of issuance costs	154	154	462	462
Total interest cost	$3,132	$3,007	$9,312	$8,941
Effective interest rate on the liability component	4.87%	4.87%	4.87%	4.87%
The Company applies the treasury stock method to determine the potential dilutive effect of the 2033 Notes on net income per share as a result of the Company's intent and stated policy to settle the principal amount of the 2033 Notes in cash.
As explained above, the terms of the 2033 Notes include a provision that allows the holders to require the Company to redeem any of their notes on December 15, 2018. Accordingly, all $248.4 million of the net carrying amount of the liability component of the 2033 Notes outstanding as of January 28, 2018 was classified as a current liability as of that date.

7. Fair Value of Financial Instruments
The Company's financial instruments not measured at fair value on a recurring basis as of January 28, 2018 and April 30, 2017 were as follows:

	January 28, 2018					April 30, 2017
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Commercial paper	$545,513	$—	$545,513	$—	$545,513	$571,592	$—	$571,592	$—	$571,592
Certificates of deposit	$411,754	$—	$411,754	$—	$411,754	$405,003	$—	$405,003	$—	$405,003
2033 Notes	$248,426	$257,295	$—	$—	$257,295	$240,085	$273,628	$—	$—	$273,628
2036 Notes	$483,481	$528,641	$—	$—	$528,641	$467,697	$534,391	$—	$—	$534,391

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

Class Action and Shareholder Derivative Litigation
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between December 2, 2010 through March 8, 2011. The named defendants are the Company and Jerry Rawls, its former Chief Executive Officer and former Chairman of the Board, and Eitan Gertel, its former Chief Executive Officer. To date, no specific amount of damages has been alleged. The cases were consolidated, lead plaintiff was appointed and a consolidated complaint was filed. The Company filed a motion to dismiss the case. On January 16, 2013, the District Court granted the Company's motion to dismiss and granted the lead plaintiffs leave to amend the consolidated complaint. An amended consolidated complaint was filed on February 6, 2013. Thereafter, the Company filed a renewed motion to dismiss the case. On September 30, 2013, the District Court granted the Company's motion and dismissed the case with prejudice, and plaintiff appealed. On January 8, 2016, the Ninth Circuit Court of Appeals reversed the judgment in part for further proceedings in the District Court. On July 15, 2016, lead plaintiff filed a Second Amended Complaint in the District Court. On August 19, 2016, the Company moved to dismiss. On May 1, 2017, the District Court denied the motion and a case scheduling order has been issued. On December 5, 2017, the District Court issued an order denying class certification. On February 1, 2018, the plaintiff filed a petition with the Ninth Circuit Court of Appeal for permission to appeal the denial of class certification.

In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement have been filed in the California Superior Court for the County of Santa Clara, and a third derivative lawsuit has been filed in the United States District Court for the Northern District of California. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors at the time of the claim and certain officers, including Jerry Rawls, the Company's former Chief Executive Officer and former Chairman of the Board, Eitan Gertel, the Company’s former Chief Executive Officer, and Kurt Adzema, the Company’s Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against the Company. The state court cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint. The derivative cases were stayed pending a ruling in the federal class action case. On August 7, 2017, the plaintiff in the federal case filed an amended complaint.

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
The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of January 28, 2018. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

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

Our line of optical components consists primarily of packaged lasers and photodetectors for data communication and telecommunication applications and laser and photodetector products for use in emerging consumer applications.

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

We sell our products primarily to manufacturers of storage systems, networking equipment and telecommunication equipment such as Broadcom, Ciena, Cisco Systems, Dell EMC, Ericsson, FiberHome, Fujitsu, Hewlett Packard Enterprise, Huawei, IBM, Juniper, Nokia, QLogic, and ZTE, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers. We also sell products to end-users.

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

Results of Operations

Revenues (by market application)	Three Months Ended
(in thousands, except percentages)	January 28, 2018	January 29, 2017	Change	% Change
Datacom revenue	$266,108	$269,515	$(3,407)	(1)%
Telecom revenue	66,295	111,073	(44,778)	(40)%
Total revenues	$332,403	$380,588	$(48,185)	(13)%

Revenues (by market application)	Nine Months Ended
(in thousands, except percentages)	January 28, 2018	January 29, 2017	Change	% Change
Datacom revenue	$781,047	$775,183	$5,864	1%
Telecom revenue	225,367	316,593	(91,226)	(29)%
Total revenues	$1,006,414	$1,091,776	$(85,362)	(8)%

Datacom revenue for the three month period ended January 28, 2018 decreased approximately $3.4 million compared to the three month period ended January 29, 2017. During the period, 10 Gbps datacom transceiver revenue declined approximately $25.1 million while 100 Gbps datacom transceiver revenue increased by approximately $24.9 million as datacom customers move to higher rate transceivers. The trend of datacom customers buying higher data rate transceivers is expected to continue.

Telecom revenue for the three month period ended January 28, 2018 decreased approximately $44.8 million compared to the three month period ended January 29, 2017. During the period, 10 Gbps telecom transceiver revenue declined approximately $10.6 million, 100 Gbps telecom transceiver revenue declined approximately $16.5 million and wavelength selective switch and ROADM line card revenue declined approximately $10.5 million. We believe that demand for telecom products declined during the quarter due to lower sales to our Chinese OEM customers.

Datacom revenue for the nine month period ended January 28, 2018 increased approximately $5.9 million compared to the nine month period ended January 29, 2017. During the period, 100 Gbps datacom transceiver revenue increased approximately $89.9 million and 10 Gbps datacom transceiver revenue declined approximately $70.1 million as datacom customers move to higher rate transceivers. The trend of datacom customers buying higher data rate transceivers is expected to continue.

Telecom revenue for the nine month period ended January 28, 2018 decreased approximately $91.2 million compared to the nine month period ended January 29, 2017. During the period, 10 Gbps telecom transceiver revenue declined approximately $15.3 million, 100 Gbps telecom transceiver revenue declined approximately $41.4 million and wavelength selective switch and ROADM line card revenue declined approximately $14.6 million. We believe that demand for telecom products declined during the nine month period due to lower sales to our Chinese OEM customers.

Our industry is characterized by products with average selling prices that decrease over time and we expect this trend to continue. Future decreases in average selling prices will have an unfavorable impact on our future revenues, which may be partially or fully offset in any period in the event that we are successful in increasing the number of units sold and/or increased sales of products with higher average selling prices.

Amortization of Acquired Developed Technology
(in thousands, except percentages)	January 28, 2018	January 29, 2017	Change	% Change
Three months ended	$611	$990	$(379)	(38)%
Nine months ended	$1,833	$3,503	$(1,670)	(48)%

Amortization of acquired developed technology for the three and nine month periods ended January 28, 2018 decreased compared to the three and nine month periods ended January 29, 2017 due to the roll-off of amortization of certain intangible assets related to our prior acquisitions.

Gross Profit
(in thousands, except percentages)	January 28, 2018	January 29, 2017	Change	% Change
Three months ended	$88,068	$136,637	$(48,569)	(36)%
As a percentage of revenues	26%	36%
Nine months ended	$299,572	$378,483	$(78,911)	(21)%
As a percentage of revenues	30%	35%

Gross profit is calculated as revenues less cost of revenues, amortization of acquired developed technology, and, if applicable, impairment of long-lived assets. The gross profit decline for the three and nine month periods ended January 28, 2018, compared to the respective prior periods was attributable to the combination of overall lower revenue levels and the decline in gross margin.

Gross margin is gross profit reflected as a percentage of revenues. Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, and inventory adjustments for excess and obsolete inventory. Gross margin for the three and nine month periods ended January 28, 2018 declined compared to the three and nine month periods ended January 29, 2017 mostly due to decreases in the average selling prices for our products. In addition, gross margin percentage declined approximately 500 basis points for the three month period and approximately 400 basis points for the nine month period due to the negative impact of fixed manufacturing costs relative to lower revenue in these periods.

Our industry is characterized by products with average selling prices that decrease over time and we expect this trend to continue. Future decreases in average selling prices will have an unfavorable impact on our future gross profit, which may be partially or fully offset in any period in the event that we are successful in increasing the number of units sold and/or increased sales of products with higher gross margins. Future decreases in average selling prices also will have an unfavorable impact on our future gross margin, which may be partially or fully offset in any period in the event that we are successful in decreasing the cost of goods sold of our products and/or increased sales of products with higher gross margins.

Research and Development Expenses
(in thousands, except percentages)	January 28, 2018	January 29, 2017	Change	% Change
Three months ended	$59,888	$54,691	$5,197	10%
Nine months ended	$178,488	$158,941	$19,547	12%

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping, and allocated facilities and IT support costs. Research and development expenses for the three and nine month periods ended January 28, 2018 increased compared to the three and nine month periods ended January 29, 2017 due to an increase in material and other project expenses related to new product development activities. In addition, stock compensation increased by approximately $612,000 and $2.2 million compared to the prior three and nine month periods, respectively.

Sales and Marketing Expenses
(in thousands, except percentages)	January 28, 2018	January 29, 2017	Change	% Change
Three months ended	$11,913	$13,092	$(1,179)	(9)%
Nine months ended	$36,494	$38,322	$(1,828)	(5)%

Sales and marketing expenses consist primarily of salaries and related costs of employees engaged in sales and marketing functions, including stock-based compensation charges related to those employees, commissions for our external sales representatives, costs related to marketing and promotional activities, and allocated facilities and IT support costs. Sales and marketing expenses for the three and nine month periods ended January 28, 2018 decreased compared to the three and nine month periods ended January 29, 2017 due to decreases in commissions for our external sales representatives due to lower revenue levels. In addition, stock compensation decreased by approximately $29,000 and increased by approximately $426,000 compared to the prior three and nine month periods, respectively.

General and Administrative Expenses
(in thousands, except percentages)	January 28, 2018	January 29, 2017	Change	% Change
Three months ended	$19,739	$13,235	$6,504	49%
Nine months ended	$47,311	$43,126	$4,185	10%

General and administrative expenses consist primarily of salaries and related costs of employees engaged in general and administrative functions, including stock-based compensation charges related to those employees, legal, audit and other professional fees, insurance costs, human resources and other corporate costs, and allocated facilities and IT support costs. General and administrative expenses for the three month period ended January 28, 2018 increased compared to the three month period ended January 29, 2017 primarily due to approximately $7.5 million of stock based compensation expense related to the modification of equity awards for our former Chief Executive Officer upon his retirement during the third quarter of fiscal 2018. General and administrative expenses for the nine month period ended January 28, 2018 increased compared to the nine month period ended January 29, 2017 primarily due to approximately $7.5 million of stock based compensation expense related to the modification of equity awards for our former Chief Executive Officer upon his retirement during the third quarter of fiscal 2018 partially offset by lower legal service fees related to on-going litigation in fiscal 2018.

Start-Up Costs
(in thousands, except percentages)	January 28, 2018	January 29, 2017	Change	% Change
Three months ended	$638	$—	$638	100%
Nine months ended	$638	$—	$638	100%

Start-up costs consist of operating expenses, including employee compensation, facility maintenance and other, related to our recently purchased 700,000 square foot manufacturing facility in Sherman, TX during the period while it is being brought to its intended use.

Impairment of Long-Lived Assets
(in thousands, except percentages)	January 28, 2018	January 29, 2017	Change	% Change
Three months ended	$1,353	$—	$1,353	100%
Nine months ended	$1,353	$—	$1,353	100%

During the third quarter of fiscal 2018, we recorded a $1.4 million charge for the impairment of certain long-lived assets due to the projected cash flows associated with these assets not supporting the carrying values of these assets.

Interest Income
(in thousands, except percentages)	January 28, 2018	January 29, 2017	Change	% Change
Three months ended	$3,995	$1,716	$2,279	133%
Nine months ended	$11,181	$3,463	$7,718	223%

Interest income for the three and nine month periods ended January 28, 2018 increased compared to the three and nine month periods ended January 29, 2017 due to an increase in cash and short-term investments balances primarily as a result of the issuance of $575.0 million in aggregate principal amount of our 0.50% Convertible Senior Notes due 2036 in December 2016.

Interest Expense
(in thousands, except percentages)	January 28, 2018	January 29, 2017	Change	% Change
Three months ended	$9,192	$5,398	$3,794	70%
Nine months ended	$27,336	$11,409	$15,927	140%

Interest expense for the three and nine month periods ended January 28, 2018 increased compared to the three and nine month periods ended January 29, 2017 due to the amortization of the debt discount on our 0.50% Convertible Senior Notes due 2036 issued in December 2016.

Other Income (Expense), Net
(in thousands, except percentages)	January 28, 2018	January 29, 2017	Change	% Change
Three months ended	$(459)	$(339)	$(120)	35%
Nine months ended	$(2,042)	$397	$(2,439)	(614)%

The change in other income (expense), net for the three month period ended January 28, 2018 as compared to the three month period ended January 29, 2017 was due to fluctuations of foreign currency exchange rates. The change in other income (expense), net for the nine month period ended January 28, 2018 as compared to the nine month period ended January 29, 2017 was due to a $2.4 million impairment of one of our minority investments, recognized during the three month period ended July 30, 2017, due to this investee's prolonged negative results of operations and cash flows.

Provision for Income Taxes
(in thousands, except percentages)	January 28, 2018	January 29, 2017	Change	% Change
Three months ended	$43,874	$4,499	$39,375	875%
Nine months ended	$44,996	$9,395	$35,601	379%

The income tax provision for the three and nine month periods ended January 28, 2018 increased compared to the three and nine month periods ended January 29, 2017 primarily due to approximately $41.8 million of the deferred tax expense associated with the revaluation of our net deferred tax assets and the inclusion of the one-time deemed repatriation of accumulated foreign earnings, both as the result of the Tax Cuts and Jobs Act, enacted on December 22, 2017.

Liquidity and Capital Resources

	Nine Months Ended
(in millions)	January 28, 2018	January 29, 2017
Net cash provided by operating activities	$125.0	$161.0
Net cash used in investing activities	$(130.9)	$(803.3)
Net cash provided by financing activities	$4.8	$583.6

Operating Cash Flows
Net cash provided by operating activities in the nine month period ended January 28, 2018 primarily consisted of our net loss, as adjusted to exclude depreciation, amortization and other non-cash items totaling $191.0 million. Net cash provided by operating activities in the nine month period ended January 29, 2017 primarily consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $119.9 million, offset by a $77.9 million increase in working capital primarily related to a $55.5 million increase in inventory.

Investing Cash Flows
Net cash used in investing activities in the nine month period ended January 28, 2018 primarily consisted of expenditures for capital assets. Net cash used in investing activities in the nine month period ended January 29, 2017 primarily consisted of net purchases of short-term investments.

Financing Cash Flows
Net cash provided by financing activities in the nine month period ended January 28, 2018 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans, offset by share repurchases for tax withholdings on vesting of restricted stock units. Net cash provided by financing activities in the nine month period ended January 29, 2017 primarily consisted of net proceeds from the issuance of our 2036 Notes.
Contractual Obligations and Commercial Commitments
Our contractual obligations at January 28, 2018 were as follows (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 Years	4-5 Years	5 Years
0.5% Convertible Senior Notes due 2033	$258,750	$258,750	$—	$—	$—
0.5% Convertible Senior Notes due 2036	575,000	—	—	575,000	—
Interest on 2033 Notes (a)	1,132	1,132	—	—	—
Interest on 2036 Notes (b)	11,141	2,875	5,750	2,516	—
Operating leases (c)	40,770	11,025	15,340	7,706	6,699
Capital purchase obligations	106,118	106,118	—	—	—
Other purchase obligations	108,934	108,934	—	—	—
Total contractual obligations	$1,101,845	$488,834	$21,090	$585,222	$6,699
_________________

(a)	Includes interest on our 0.50% Convertible Senior Notes due 2033 through December 2018 as we have the right to redeem the notes in whole or in part at any time on or after December 22, 2018.

(b)	Includes interest on our 0.50% Convertible Senior Notes due 2036 through December 2021 as we have the right to redeem the notes in whole or in part at any time on or after December 22, 2021.

(c)	Includes operating lease obligations that have been accrued as restructuring charges.

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
Capital purchase obligations represent commitments for the construction or purchase of property, equipment and improvements. They were not recorded as liabilities on our consolidated balance sheets as of January 28, 2018, as we had not yet received the related goods or taken title to the property.
Other purchase obligations represent all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services. Although open purchase orders are considered enforceable and legally binding, their terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Sources of Liquidity and Capital Resource Requirements

At January 28, 2018, our principal sources of liquidity consisted of approximately $1.2 billion of cash and cash equivalents and short-term investments, of which approximately $145 million was held by our foreign subsidiaries.

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

Off-Balance-Sheet Arrangements

At January 28, 2018 and April 30, 2017, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Part I, Item 1, Financial Statements - Note 8. Legal Matters” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended January 28, 2018.

Item 1A. Risk Factors

OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS, INCLUDING THOSE DESCRIBED BELOW. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. THE RISK FACTORS DESCRIBED BELOW DO NOT CONTAIN ANY MATERIAL CHANGES FROM THOSE PREVIOUSLY DISCLOSED IN ITEM 1A OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 30, 2017, EXCEPT THAT WE HAVE ADDED A RISK FACTOR CONCERNING OUR ENTRY INTO THE MARKET FOR COMPONENTS FOR CONSUMER ELECTRONIC PRODUCTS, SPECIFICALLY OUR VCSEL ARRAY PRODUCTS FOR 3D SENSING.

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

Our entry into the market for components for consumer electronic products, specifically our VCSEL array products for 3D sensing, involves special risks.

We have recently entered into the market for components for consumer electronic products with our VCSEL array products for 3D sensing. We have purchased a facility in Sherman, Texas to expand our production capacity for these products and expect to make significant investments in such expansion during calendar year 2018. We have not previously participated in this market. The market for components for consumer electronics products and our expansion involve special risks, including:

•
We expect our customer base for these products to be highly concentrated. If we are not able to meet the needs of our customers in this area, including with respect to timing and volume of production, performance and quality, we could lose business with our customers. Loss of business with any one customer could have a materially negative impact on our revenue and gross margin.

•
We are making significant investment in expansion of our production capacity for our VCSEL arrays for 3D sensing, including the development of a high-volume production facility in Sherman, Texas. If we are unable to complete our production expansion plan and have our new production lines qualified by our customers on a timely basis, we could harm our customer relationships and lose business, which could have a materially negative impact on our revenue and gross margin.

•	We expect revenue from our components for consumer electronic products to have significant seasonal variance due to the timing of new customer product introductions and demand.

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

Not all of our past acquisitions have been successful. In the past, we have subsequently sold some of the assets acquired in prior acquisitions, discontinued product lines and closed acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. Through the third quarter of fiscal 2018, we have written off all of the goodwill associated with our past acquisitions with the exception of the more recently completed acquisitions of Ignis, Red-C and u2t. We cannot assure you that we will be successful in overcoming problems encountered in connection with our past acquisitions or potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with our past acquisitions or any of our future acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.

Since inception, we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and the third quarter of fiscal 2018, we wrote off an aggregate of $28.6 million in eight investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $610,000 of such equity investments remaining on our balance sheet as of January 28, 2018 in future periods.

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

On December 22, 2017, H.R.1, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), was signed into law. The TCJA is complex and includes amendments that significantly change the taxation of offshore earnings and the deductibility of interest. The TCJA had a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense. The TCJA implements a territorial tax system, which includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax.  The mandatory deemed repatriation of these undistributed earnings have been offset by federal and state net operating loss carryforwards, and state credit carryforwards. Additionally, TCJA introduces new international tax provisions that will be effective for our fiscal year 2019, including (i) a new provision designed to currently tax the global low-taxed income of our foreign subsidiaries, together with a deduction of up to 50 percent and a partial credit for foreign taxes incurred by the foreign subsidiaries; (ii) limitations on the deductibility of certain base eroding payments to foreign entities; and (iii) limitations on the use of foreign tax credits to reduce U.S. income tax liability. While each of these provisions may have an impact on our tax expense for fiscal year 2019 and future periods, we expect the minimum tax on certain base erosion payments  to have the most significant impact. We are currently assessing the effect of the TCJA on our business and consolidated financial statements. Reference is made to "Part I, Item 1, Financial Statements - Note 2. Summary of Significant Accounting Policies" for further discussion of the TCJA.

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

As of January 28, 2018, we had outstanding an aggregate principal amount of $258.8 million of our 2033 Notes and an aggregate principal amount of $575.0 million of our 2036 Notes. The 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments, and the 2036 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $44.17 per share, subject to adjustments. An aggregate of approximately 8,572,413 and 13,017,885 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes and all outstanding 2036 Notes, respectively, at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1*	Employment Offer Letter, dated January 11, 2018, by and between Finisar Corporation and Michael E. Hurlston
10.2*	Separation and General Release Agreement, dated January 23, 2018, by and between Finisar Corporation and Jerry S. Rawls
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Compensatory plan or management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINISAR CORPORATION
By:	/s/ MICHAEL E. HURLSTON
Michael E. Hurlston
Chief Executive Officer (Principal Executive Officer)

By:	/s/ KURT ADZEMA
Kurt Adzema
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 8, 2018