Form 10-K
period 2018-04-29
FINISAR CORP
filed 2018-06-15
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 29, 2018
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
  Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☒
As of October 29, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.2 billion based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Stock Market on October 27, 2017 of $21.81 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant's common stock, $.001 par value, outstanding as of June 8, 2018: 114,923,568.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2018 annual meeting of stockholders are incorporated by reference in Part III hereof.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 29, 2018

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

Overview

We are a global technology leader in optical communications, providing components and subsystems to networking equipment manufacturers, data center operators, telecom service providers, consumer electronics and automotive companies. We design products that meet the increasing demands for network bandwidth, data storage and 3D sensing subsystems. Our optical subsystems consist primarily of transmitters, receivers, transceivers, transponders and active optical cables, which provide the fundamental optical-electrical, or optoelectronic interface for interconnecting the electronic equipment used in these networks, including the switches, routers, and servers used in wireline networks as well as the antennas and base stations used in wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuits and novel optoelectronic packaging to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to more than 400 Gbps, over distances of less than 10 meters to more than 2,000 kilometers, using a wide range of network protocols and physical configurations.

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

Finally, we have entered the high-growth 3D Sensing market. 3D Sensing enables features such as facial recognition, gaming and virtual reality. In addition, there are applications in the automotive market such as LiDAR and in-cabin recognition. Today, VCSELs (Vertical Cavity Surface Emitting Lasers) are core to 3D Sensing and we are able to leverage multiple years of experience in technology in these emerging applications. We both design and manufacture these lasers and continue to expand our capacity in order to meet demand.

Our line of optical components also includes packaged lasers and photodetectors for data communication and telecommunication applications.

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

For data communication applications that rely on the Fibre Channel standard, we currently provide a wide range of optical subsystems for transmission applications at 1 to 28 Gbps. For data communication applications that rely on the Ethernet standard, we provide a broad range of optical subsystems for transmitting signals at 1 to 400 Gbps using the SFP, SFP+, XFP, X2, QSFP, QSFP28, QSFP56-DD, CXP, CFP, CFP2, CFP4, and proprietary form factors. For OTN and SONET/SDH-based telecommunication applications, we supply optical subsystems that are capable of transmitting at 0.155, 0.622, 2.5, 10, 40,100, and 200 Gbps.

We also offer a full line of optical subsystems for telecommunication applications using wavelength division multiplexing, or WDM technologies. Our products include coarse wavelength division multiplexing, or CWDM, transceivers in the SFP form factor and dense wavelength division multiplexing, or DWDM, transceivers in the SFP, SFP+, XFP, CFP2, CFP4, and proprietary form factors. These products include both fixed wavelength transceivers and tunable transceivers that are capable of dynamically tuning across a range of wavelengths in the C- and L-Bands.

As a result of several acquisitions, we have gained access to leading-edge technology for the manufacture of a number of active and passive optical components including vertical cavity surface emitting lasers, or VCSELs; Fabry-Perot, or FP, lasers; distributed feedback, or DFB, lasers; tunable lasers; positive intrinsic negative, or PIN, detectors; high-speed integrated waveguide detectors; Mach Zehnder Modulators; fused fiber couplers; isolators; filters; polarization beam combiners; and amplifiers. Most of these optical components are used internally in the manufacture of our optical subsystems. We currently sell some of these components in the so-called “merchant market” to other subsystems manufacturers. We are also producing laser and photodetector products for use in emerging consumer and auto applications.

We also offer products used in building access networks including optics for wireless infrastructure and fiber-to-the-home/curb networks and for parallel optics applications such as inter-chassis connections for switches, routers, and high-speed computing systems.

We offer WSS and ROADM linecard products for wavelength management in DWDM telecommunication networks. These capabilities are made possible in part through the use of our liquid crystal on silicon, or LCoS, technology, similar to that used in miniature projectors. This technology provides a highly flexible WSS capable of operating on both 50 and 100 GHz International Telecommunications Union, or ITU, grids, based on our patented FlexgridTM technology. In addition, this LCoS-based architecture offers the capability for in-service upgrades of functionality and integration of additional system functionality, including route and select, drop and continue, channel monitoring, and channel contouring features. Our WSS and ROADM linecard product offering ranges from 1x2, 1x4 and 1x9 products up to higher output fiber port counts in our latest 1x23 and 2x1x20 products.

Customers

Our revenues are principally derived from sales of optical subsystems and components to a broad base of networking equipment manufacturers, data center operators, telecom service providers, consumer electronics, automotive companies, distributors, end customers, and system integrators. Sales of products for data communication applications represented 78%,

72%, and 74% of our total revenues in fiscal 2018, 2017 and 2016, respectively. Sales of products for telecommunication applications represented 22%, 28%, and 26% of our total revenues in fiscal 2018, 2017 and 2016, respectively.

Sales to our ten largest customers represented 59%, 56%, and 56% of our total revenues during fiscal 2018, 2017 and 2016, respectively. Two customers, Cisco Systems and Google, represented more than 10% of our total revenues during fiscal 2018. Two customers, Cisco Systems and Huawei, represented more than 10% of our total revenues during each fiscal 2017 and fiscal 2016. No other customer accounted for more than 10% of our total revenues in any of these years.

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

Sales, Marketing and Technical Support

For sales of our optical subsystems and components, we utilize a direct sales force augmented by five world-wide distributors, 11 international distributors, six domestic distributors, 17 domestic manufacturers’ representatives, and eight international manufacturers’ representatives. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers’ representatives. In our international markets, our direct sales force works with local resellers who assist us in providing support and maintenance in the territories they cover.

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

Manufacturing

We manufacture our optical subsystems at our production facility in Ipoh, Malaysia. This facility consists of 640,000 square feet, of which 240,000 square feet is suitable for clean room operations. We also conduct a portion of our new product introduction operations at our Ipoh facility. This facility is located on 840,000 square feet of land that we are leasing for 60 years, through June 28, 2055. In 2012, we entered into a 50-year lease for 550,000 square feet of land in Wuxi, China, where we built a 800,000 square foot facility. At this facility, we manufacture tunable and parallel transceivers, WSS components, ROADM line cards, passive optical components, coherent receivers, and high-end optical subassemblies used in VCSELs and detectors. In 2017, we entered into a 50-year lease for an additional 280,000 square feet of land adjacent to the above location in Wuxi, China, where we have begun the process of constructing an additional 300,000 square foot manufacturing facility. We manufacture WSS products at our 100,000 square foot facility in Sydney, Australia. We continue to conduct a substantial portion of our new product introduction activities at our Sunnyvale, California, Horsham, Pennsylvania, Sydney, Australia, and Shanghai, China facilities. In Sunnyvale, we also conduct supply chain management for certain components as well as quality assurance and documentation control operations. We maintain an international purchasing office in Shenzhen, China. We conduct wafer fabrication operations for the manufacture of VCSELs used in short wavelength transceiver products at our facility in Allen, Texas. In 2017, we purchased a 700,000 square foot manufacturing facility in Sherman, Texas, where we will conduct wafer fabrication operations for the manufacture of VCSELs used in short wavelength transceiver products and 3D sensing products. We conduct wafer fabrication operations for the manufacture of long wavelength FP and DFB lasers at our facility in Fremont, California. We conduct wafer fabrication operations for the manufacturing of tunable lasers and photonic integrated circuits, or PICs, at our facility in Jarfalla, Sweden. We manufacture high speed optical receivers and photodetectors at our facility in Berlin, Germany. We expect to continue to use contract manufacturers for a portion of our manufacturing needs, primarily printed circuit board assemblies.

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

Research and Development

In fiscal 2018, 2017 and 2016, our research and development expenses were $239.0 million, $217.9 million, and $203.4 million, respectively. We believe that our future success depends on our ability to continue to enhance the performance and reduce the cost of our existing products and to develop new products that maintain technological and business competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the data communication and telecommunication markets. We also seek opportunities to leverage the technical and product competencies created for our core markets to develop products for other applications, especially products using active optical components that we design and manufacture. We work closely with our customers to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our various product lines, and we also have specific groups devoted to ASIC design and test, subsystem design, and software design. Our product development operations include the active involvement of our manufacturing engineers who examine each product for its manufacturability, predicted reliability, expected lifetime, and manufacturing costs.

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

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We currently own approximately 2,000 issued U.S. and foreign patents and have approximately 400 pending U.S. and foreign patent applications. We cannot assure that any patents will be issued as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark, and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or to deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. We have been involved in extensive litigation to enforce certain of our patents and are currently engaged in such litigation. Additional litigation may be necessary in the future to enforce our intellectual property rights. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

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

Employees

As of April 29, 2018, we employed approximately 13,000 full-time employees and contractors, of whom approximately 1,200 were located in the United States and approximately 11,000 were located at our production facilities in Ipoh, Malaysia, and Wuxi, China. We also, from time to time, employ part-time employees. Our employees are not represented by any union, and we have never experienced a work stoppage. Certain of our employees in our Sydney, Australia facility are subject to a collective agreement not involving a union. In addition, we have a works council in our Berlin, Germany facility. We believe that there is a positive employee relations environment within our company.

Segment and Geography Information

The material set forth in Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Available Information

Our website is located at www.finisar.com. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available, free of charge, on our website as soon as practicable after we electronically file such material with the U.S. Securities and Exchange Commission ("SEC"). The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

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

Our quarterly operating results have varied significantly due to a number of factors, including:

•	fluctuation in demand for our products;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the level of market acceptance of new and enhanced versions of our products;

•	the timing of acquisitions that we have undertaken;

•	the timing or cancellation of large customer orders;

•	the timing of capital expenditures associated with our new manufacturing facility in Sherman, Texas;

•	changes in levels of our customers' forecasted demand;

•	the length and variability of the sales cycle for our products;

•	pricing policy changes by us and our competitors and suppliers;

•	the availability of development funding;

•	changes in the mix of products sold;

•	inventory changes;

•	increased competition in product lines, and competitive pricing pressures; and

•	the evolving and unpredictable nature of the markets for products incorporating our optical components and subsystems.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	fluctuations in manufacturing yields;

•	the emergence of new industry standards;

•	failure to anticipate changing customer product requirements;

•	the loss or gain of important customers;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

•	adverse changes in economic conditions in various geographic areas where we or our customers do business;

•	acts of terrorism and international conflicts or domestic crises;

•	other conditions affecting the timing of customer orders or our ability to fill orders of customers subject to export control or U.S. economic sanctions; or

•	a downturn in the markets for our customers' products, particularly the data storage and networking and telecommunication components markets.

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

We have recently entered into the market for components for consumer electronic products with our VCSEL array products for 3D sensing. We have purchased a facility in Sherman, Texas to expand our production capacity for these products and expect to make significant investments in this expansion during calendar year 2018. We have not previously participated in this market. The market for components for consumer electronics products and our expansion involve additional risks, including:

•
We expect our customer base for these products to be highly concentrated. If we are not able to meet the needs of our customers in this area, including with respect to timing and volume of production, performance and quality, we could lose business with our customers. Loss of business with any one customer could have a materially negative impact on our revenue and gross margin.

•
We are making significant investment in the expansion of our production capacity for our VCSEL arrays for 3D sensing, including the development of a high-volume production facility in Sherman, Texas. If we are unable to complete our production expansion plan and have our new production lines qualified by our customers on a timely basis, we could harm our customer relationships and lose business, which could have a materially negative impact on our revenue and gross margin.

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

•
unanticipated restrictions on our ability to sell to foreign customers where sales of products and the provision of services may require export licenses or are prohibited by government action (for example, in early 2018, the U.S. Department of Commerce prohibited the export and sale of a broad category of U.S. products, as well as the provision of services, to ZTE Corporation, one of our customers in China);

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

Rising threats of international tariffs, including tariffs applied to goods traded between the United States and China, could materially and adversely affect our business and results of operations.

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs against foreign imports of certain materials. More specifically, in March and April of 2018, the U.S. and China have applied tariffs to certain of each other’s exports. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively impacting China’s overall economic condition, which could have negative repercussions on the Company. Furthermore, imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business.

The current U.S. President, members of his Administration, and other public officials, including members of the current U.S. Congress, have made public statements indicating possible significant changes in U.S. trade policy and have taken certain actions that may impact U.S. trade policy, including new or increased tariffs on certain goods imported into the United States. Since we rely primarily upon non-U.S. manufacturers to make our products, such changes, if adopted, could have a disproportionate impact and make our products more expensive and less competitive in domestic markets. Further, changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers, leading to increased costs of components contained in our products, increased costs of manufacturing our products, and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers rather than companies like ours. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.

Our ability to hire and retain employees may be negatively impacted by changes in immigration laws, regulations and procedures.

Foreign nationals who are not U.S. citizens or permanent residents constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these workers and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, regulations or procedures, including those that may be enacted by the new U.S. presidential administration, may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services.

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

Not all of our past acquisitions have been successful. In the past, we have subsequently sold some of the assets acquired in prior acquisitions, discontinued product lines and closed acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. Through fiscal 2018, we have written off all of the goodwill associated with our past acquisitions with the exception of the more recently completed acquisitions of Ignis, Red-C and u2t. We cannot assure you that we will be successful in overcoming problems encountered in connection with our past acquisitions or potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with our past acquisitions or any of our future acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.

Since inception, we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2018, we wrote off an aggregate of $28.6 million in eight investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $604,000 of such equity investments remaining on our balance sheet as of April 29, 2018 in future periods.

Our ability to utilize certain net operating loss carryforwards and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code.

As of April 29, 2018, the Company had federal, state and foreign net operating loss carryforwards of approximately $236.5 million, $13.8 million and $22.9 million, respectively, and federal and state tax credit carryforwards of approximately $38.8 million and 31.4 million, respectively. With the exception of California R&D credit, which can be carried forward indefinitely, the net operating loss and tax credit carryforwards will expire at various dates beginning in fiscal 2020 through 2037, if not utilized. $78.0 million of such net operating loss carryforwards and $3.0 million of such tax credit carryforwards will expire in the next five years. Utilization of the Company's U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

On December 22, 2017, H.R.1, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), was signed into law. The TCJA is complex and includes amendments that significantly change the taxation of offshore earnings and the deductibility of interest. The TCJA had a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense. The TCJA implements a territorial tax system, which includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. The mandatory deemed repatriation of these undistributed earnings has been offset by federal and state net operating loss carryforwards, and state credit carryforwards. Additionally, TCJA introduces new international tax provisions that will be effective for our fiscal year 2019, including (i) a new provision designed to currently tax the global low-taxed income of our foreign subsidiaries, together with a deduction of up to 50 percent and a partial credit for foreign taxes incurred by the foreign subsidiaries; (ii) limitations on the deductibility of certain base eroding payments to foreign entities; and (iii) limitations on the use of foreign tax credits to reduce U.S. income tax liability. While each of these provisions may have an impact on our tax expense for fiscal year 2019 and future periods, we expect the minimum tax on certain base erosion payments to have the most significant impact. We are currently assessing the effect of the TCJA on our business and consolidated financial statements. Reference is made to "Part II, Item 8, Financial Statements - Note 13. Income Taxes" for further discussion of the TCJA.

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

•
changes in tax laws or the interpretation of such tax laws, including by authorities in municipalities where we are subject to social insurance and other payroll taxes and fees, and changes in generally accepted accounting principles in the United States or other countries in which we operate; and

•	potential changes in IRS's clarification on TCJA.

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

Exports of certain of our products are subject to export controls imposed by the U.S. Government and administered by the United States Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations, or EAR, administered by the Department of Commerce's Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations, or ITAR, administered by the Department of State's Directorate of Defense Trade Controls, require a license. Certain of our fiber optics products are subject to EAR and we historically have sold some products, including certain products developed with government funding, subject to ITAR. Products developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation.

Given the current global political climate, obtaining export licenses can be difficult and time-consuming. Failure to obtain export licenses for these shipments or having one or more of our customers be restricted from receiving exports from us could significantly reduce our revenue and materially adversely affect our business, financial condition and results of operations.

Compliance with regulations of the U.S. and other governments also subjects us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

We have previously been the subject of inquiries from the Department of State and the Department of Justice regarding compliance with ITAR. Although these inquiries were closed with no action being taken, we expended significant time and resources to resolve them, and future inquiries of this type could also be costly to resolve.

Privacy concerns and compliance with domestic or foreign privacy laws and regulations may increase our expenses, result in legal or regulatory proceedings against us and may harm our business.

In the ordinary course of our business, we maintain sensitive personal data on our networks, including confidential information relating to our customers, employees and business partners. Global privacy legislation, enforcement, and policy activity are rapidly expanding and creating a complex compliance regulatory environment regarding the collection, use, storage and disclosure of such information. These laws and regulations are still evolving and are likely to be in flux and subject to uncertain interpretation for the foreseeable future. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Further, personal privacy, cyber security, and data protection are becoming increasingly significant issues in China. To address these issues, the Standing Committee of the National People’s Congress promulgated the Cyber Security Law of the People’s Republic of China (the “Cyber Security Law”), which took effect on June 1, 2017. The Cyber Security Law sets forth various requirements relating to the collection, use, storage, disclosure and security of data, among other things. Various Chinese agencies are expected to issue additional regulations in the future to define these requirements more precisely. These requirements may increase our costs of compliance.

Additionally, the European Union recently adopted the General Data Protection Regulation (the “GDPR”), which comprehensively reforms the EU’s data protection laws and is expected to take effect in May 2018. The GDPR imposes strict data protection requirements that may necessitate changes to our business practices to comply with the new requirements or to address the concerns of our customers or business partners relating to the GDPR. The GDPR also includes severe financial penalties for non-compliance. Complying with any new regulatory requirements could force us to incur substantial expenses or require us to change our business practices in a manner that could harm our business and any non-compliance may result in lawsuits, regulatory fines, or other actions or liability. Our business may also be harmed if these privacy-related laws or any newly adopted privacy-related laws are interpreted or implemented in a manner that is inconsistent from country to country and inconsistent with our current policies and practices, or those of our customers or business partners. Costs to comply with rapidly changing global privacy-related laws and regulations and to implement related data protection measures could be significant. We may also have to change the manner in which we contract with our business partners, store and transfer information and otherwise conduct our business, which could increase our costs and harm our financial results. In addition, even inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others, resulting in fines, penalties, restrictions on or prohibitions on our operations in certain jurisdictions, increased compliance costs and other adverse effects.

We are subject to pending securities class action and shareholder derivative legal proceedings.

Several purported securities class action lawsuits were filed against us and our Chairman of the Board, Chief Executive Officer and Chief Financial Officer following our March 8, 2011 announcement of unaudited financial results for the third quarter of fiscal 2011 and our financial outlook for the fourth quarter of fiscal 2011. We also have been named as a nominal defendant in several shareholder derivative lawsuits filed in 2011 concerning our March 8, 2011 earnings announcement. No specific amounts of damages have been alleged in the class action lawsuits and, by the nature of the lawsuits, no damages will be alleged against Finisar in the derivative lawsuits.

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

As of April 29, 2018, we had outstanding an aggregate principal amount of $258.8 million of our 2033 Notes and an aggregate principal amount of $575.0 million of our 2036 Notes. The 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments, and the 2036 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $44.17 per share, subject to adjustments. An aggregate of approximately 8,572,413 and 13,017,885 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes and all outstanding 2036 Notes, respectively, at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

None.

Item 2.    Properties

Our principal facilities are located in California, Pennsylvania, Texas, Malaysia, and China.

Information regarding our properties as of April 29, 2018 is as follows:

Location	Use	Size
		(Square Feet)
Owned
Wuxi, China	Manufacturing operations	800,000
Sherman, Texas	Wafer fabrication operations and administrative operations	700,000
Ipoh, Malaysia	Manufacturing operations	640,000
Shenzhen, China	Administrative operations	50,000
Daejeon, Korea	Research and development	12,800
Leased
Shanghai, China	Research and development, general and administrative, and limited manufacturing operations	180,000
Allen, Texas	Wafer fabrication operations. A portion of this facility is currently subleased.	160,000
Sydney, Australia	Manufacturing, research and development and administrative operations	100,000
Fremont, California	Research and development and manufacturing operations	121,000
Sunnyvale, California	Corporate headquarters, research and development, sales and marketing, general and administrative and NPI manufacturing operations	92,000
Horsham, Pennsylvania	NPI manufacturing, research and development, sales and administration	64,000
Jarfalla, Sweden	Wafer fabrication operations and research and development	63,000
Holon, Israel	Research and development	34,000
Berlin, Germany	Research and development and manufacturing operations	22,000
Hyderabad, India	Information technology support center	22,000
Singapore	Research and development	16,000
Eugene, Oregon	Research and development and manufacturing operations	9,000
San Diego, California	Research and development	5,000
Champaign, Illinois	Research and development	3,000

The owned property in Wuxi, China, consists of 550,000 square feet of land leased for 50 years where we built a 800,000 square foot manufacturing operations facility and an additional 280,000 square feet of land leased for 50 years where we have begun the process of constructing an additional 300,000 square foot manufacturing operations facility expected to be completed in the second half of calendar year 2018. The owned property in Ipoh, Malaysia, consists of 840,000 square feet of land leased for 60 years where our 640,000 square foot manufacturing operations facility is located. The owned property in Daejeon, Korea, includes 4,200 square feet of land owned by our subsidiary, Finisar Daejeon Co. Ltd. We believe our properties are in good condition and are suitable for their present uses. We also believe that our existing facilities, combined with the additional facility being constructed in Wuxi, China, will be adequate to accommodate our needs for the foreseeable future.

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

Since our initial public offering on November 11, 1999, our common stock has traded on the NASDAQ Stock Market under the symbol “FNSR.” The following table sets forth the range of high and low sales prices of our common stock for the periods indicated:

	High	Low
Fiscal 2018 Quarter Ended:
April 29, 2018	$21.73	$14.25
January 28, 2018	$25.41	$17.20
October 29, 2017	$27.97	$20.16
July 30, 2017	$28.99	$22.31
Fiscal 2017 Quarter Ended:
April 30, 2017	$36.41	$21.53
January 29, 2017	$36.85	$27.13
October 30, 2016	$31.42	$18.00
July 31, 2016	$19.53	$15.21

According to records of our transfer agent, we had 191 stockholders of record as of June 8, 2018 and we believe there is a substantially greater number of beneficial holders. We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

COMPARISON OF STOCKHOLDER RETURN

Set forth below is a line graph comparing the yearly percentage change in the cumulative total return on our common stock with the cumulative total returns of the Nasdaq Stock Market (U.S. Companies) and the NYSE Arca Networking Index for the period commencing on April 29, 2013 and ending on April 29, 2018, assuming the reinvestment of dividends, if any.

The graph and table below assume that on April 29, 2013, $100.00 was invested in our common stock (at the market price of our stock on such date) and each index. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM
APRIL 28, 2013 THROUGH APRIL 29, 2018 FOR
FINISAR, NASDAQ STOCK MARKET AND NYSE ARCA NETWORKING INDEX

	2013	2014	2015	2016	2017	2018
Finisar Corporation		113.89%	(24.05)%	(21.39)%	38.76%	(31.09)%
	$100.00	$213.89	$162.45	$127.70	$177.19	$122.11
NASDAQ Stock Market (U.S. Companies)		25.35%	24.42%	(2.27)%	28.43%	(1.35)%
	$100.00	$125.35	$155.95	$152.41	$195.73	$193.09
NYSE Arca Networking Index		50.55%	16.25%	(5.35)%	28.28%	20.19%
	$100.00	$150.55	$175.02	$165.66	$212.51	$255.41

Item 6.	Selected Financial Data
You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 29, 2018, April 30, 2017 and May 1, 2016 and the balance sheet data as of April 29, 2018 and April 30, 2017 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended May 3, 2015 and April 27, 2014 and the balance sheet data as of May 1, 2016, May 3, 2015 and April 27, 2014 are derived from our audited consolidated financial statements not included in this report.

	Fiscal Years Ended
	April 29, 2018	April 30, 2017	May 1, 2016	May 3, 2015	April 27, 2014
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$1,316,483	$1,449,303	$1,263,166	$1,250,944	$1,156,833
Consolidated net income (loss)	$(48,286)	$249,346	$35,193	$11,887	$111,537
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$(0.42)	$2.26	$0.33	$0.12	$1.16
Diluted	$(0.42)	$2.19	$0.32	$0.11	$1.09
Balance Sheet Data:
Total assets	$2,583,185	$2,539,882	$1,645,371	$1,551,882	$1,497,546
Long-term portion of convertible notes	$488,877	$707,782	$229,393	$221,406	$252,268

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

•
Critical Accounting Estimates.  This section discusses those accounting estimates that are both considered to have significant impact on our financial condition and operating results and require significant judgment on the part of management regarding matters that are inherently uncertain.

•
Results of Operations.  This section provides analysis of the Company’s results of operations for the three fiscal years period ended April 29, 2018. A brief description is provided of transactions and events that impact comparability of the results being analyzed.

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

Business Overview

We are a global technology leader in optical communications, providing components and subsystems to networking equipment manufacturers, data center operators, telecom service providers, consumer electronics and automotive companies. We design products that meet the increasing demands for network bandwidth, data storage and 3D sensing subsystems. Our optical subsystems consist primarily of transmitters, receivers, transceivers, transponders and active optical cables, which provide the fundamental optical-electrical, or optoelectronic interface for interconnecting the electronic equipment used in these networks, including the switches, routers, and servers used in wireline networks as well as the antennas and base stations used in wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuits and novel optoelectronic packaging to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to more than 400 Gbps, over distances of less than 10 meters to more than 2,000 kilometers, using a wide range of network protocols and physical configurations.

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

Finally, we have entered the high-growth 3D Sensing market. 3D Sensing enables features such as facial recognition, gaming and virtual reality. In addition, there are applications in the automotive market such as LiDAR and in-cabin recognition. Today, VCSELs (Vertical Cavity Surface Emitting Lasers) are core to 3D Sensing and we are able to leverage multiple years of experience in technology in these emerging applications. We both design and manufacture these lasers and continue to expand our capacity in order to meet demand.

Our line of optical components also includes packaged lasers and photodetectors for data communication and telecommunication applications.

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

Critical Accounting Estimates
The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our revenue and operating results, as well as on the value of certain assets and contingent liabilities on our balance sheet. The methods, assumptions, and estimates that we use in applying our accounting policies may require us to apply judgments regarding matters that are inherently uncertain. We consider an accounting policy to be a critical estimate if: (1) we must make assumptions that were uncertain when the judgment was made, and (2) changes in the estimate assumptions, or selection of a different estimate methodology could have a significant impact on our financial position and the results that we report in our consolidated financial statements. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made.
Refer to "Part II, Item 8, Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies." for further information on our critical accounting policies, and estimates, which are as follows:

•	Inventories - estimation of future demand for inventory on hand;

•	Property, equipment and improvements - the useful life determination;

•	Long-lived assets - estimation of projected cash flows associated with impaired long-lived assets;

•	Income taxes - the identification and measurement of deferred tax assets and liabilities and the provisional estimates associated with the Tax Cuts and Jobs Act.

Recent Accounting Pronouncements
For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see "Part II, Item 8, Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies."

Results of Operations
Comparison of Fiscal Years Ended April 29, 2018 and April 30, 2017
Revenues
The following table sets forth the changes in revenues by market application:

	Fiscal Years Ended
(in thousands, except percentages)	April 29, 2018	April 30, 2017	Change	% Change
Datacom revenue	$1,029,037	$1,041,854	$(12,817)	(1)%
Telecom revenue	287,446	407,449	(120,003)	(29)%
Total revenues	$1,316,483	$1,449,303	$(132,820)	(9)%

Datacom revenue for the year ended April 29, 2018 decreased approximately $12.8 million compared to the year ended April 30, 2017. During the period, 100 Gbps datacom transceiver revenue increased approximately $100.0 million offset by an approximately $103.1 million decline in 10 and 40 Gbps datacom transceiver revenue. We believe that datacom revenue declined during the most recent year due to lower demand for our datacom products from our Chinese OEM customers.

Telecom revenue for the year ended April 29, 2018 decreased approximately $120.0 million compared to the year ended April 30, 2017. During the period, 10 Gbps telecom transceiver revenue declined approximately $24.3 million, 100 Gbps telecom transceiver revenue declined approximately $46.0 million, and ROADM line card revenue declined approximately $21.5 million. We believe that telecom revenue declined during the most recent year due to lower demand for our telecom products from our Chinese OEM customers.

Amortization of Acquired Developed Technology
	Fiscal Years Ended
(in thousands, except percentage)	April 29, 2018	April 30, 2017	Change	% Change
Amortization of acquired developed technology	$2,436	$4,492	$(2,056)	(46)%

Amortization of acquired developed technology for the year ended April 29, 2018 decreased compared to the year ended April 30, 2017 due to the roll-off of amortization of certain intangible assets related to our prior acquisitions.

Gross Profit
	Fiscal Years Ended
(in thousands, except percentages)	April 29, 2018	April 30, 2017	Change	% Change
Gross profit	$362,166	$503,647	$(141,481)	(28)%
As a percentage of revenues	28%	35%

Gross profit is calculated as revenues less cost of revenues, amortization of acquired developed technology, and, if applicable, impairment of long-lived assets. The gross profit decline for the year ended April 29, 2018 compared to the year ended April 30, 2017 was attributable to the combination of overall lower revenue and the decline in gross margin.

Gross margin is gross profit reflected as a percentage of revenues. Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, and inventory adjustments for excess and obsolete inventory. Gross margin for the year ended April 29, 2018 decreased compared to the year ended April 30, 2017 mostly due to decreases in the average selling prices for our products. In addition, gross margin percentage declined approximately 500 basis points due to the negative impact of fixed manufacturing costs relative to lower revenue in the current year and approximately 200 basis points due to increased charges for excess and obsolete inventory.

Our industry is characterized by products with average selling prices that decrease over time and we expect this trend to continue. Future decreases in average selling prices may have an unfavorable impact on our future gross profit, which may be partially or fully offset in any period in the event that we are successful in increasing the number of units sold and/or increasing the sales of products with higher gross margins. Future decreases in average selling prices also may have an unfavorable impact on our future gross margin, which may be partially or fully offset in any period in the event that we are successful in decreasing the cost of manufacturing our products being sold and/or increasing the sales of products with higher gross margins.

Research and Development Expenses
	Fiscal Years Ended
(in thousands, except percentage)	April 29, 2018	April 30, 2017	Change	% Change
Research and development expenses	$239,008	$217,914	$21,094	10%

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping, and allocated facilities and IT support costs. Research and development expenses for the year ended April 29, 2018 increased compared to the year ended April 30, 2017 due to an increase in employee compensation related expenses.

Sales and Marketing Expenses
	Fiscal Years Ended
(in thousands, except percentage)	April 29, 2018	April 30, 2017	Change	% Change
Sales and marketing expenses	$49,024	$50,644	$(1,620)	(3)%

Sales and marketing expenses consist primarily of salaries and related costs of employees engaged in sales and marketing functions, including stock-based compensation charges related to those employees, commissions for our external sales representatives, costs related to marketing and promotional activities, and allocated facilities and IT support costs. Sales and marketing expenses for the year ended April 29, 2018 decreased compared to the year ended April 30, 2017 due to decrease in commissions for our external sales representatives resulting from lower revenue levels.

General and Administrative Expenses
	Fiscal Years Ended
(in thousands, except percentage)	April 29, 2018	April 30, 2017	Change	% Change
General and administrative expenses	$59,518	$55,442	$4,076	7%

General and administrative expenses consist primarily of salaries and related costs of employees engaged in general and administrative functions, including stock-based compensation charges related to those employees, legal, audit and other professional fees, insurance costs, human resources and other corporate costs, and allocated facilities and IT support costs. General and administrative expenses for the year ended April 29, 2018 increased compared to the year ended April 30, 2017 primarily due to approximately $7.5 million of stock based compensation expense related to the modification of equity awards for our former Chief Executive Officer upon his retirement during the third quarter of fiscal 2018 partially offset by lower legal service fees related to on-going litigation in fiscal 2018.

Start-Up Costs
	Fiscal Years Ended
(in thousands, except percentage)	April 29, 2018	April 30, 2017	Change	% Change
Start-up costs	$3,535	$—	$3,535	100%

Start-up costs consist of operating expenses, including employee compensation, facility maintenance and other expenses, related to our recently purchased 700,000 square foot manufacturing facility in Sherman, Texas during the period while it is being brought to its intended use.

Impairment of Long-lived Assets
	Fiscal Years Ended
(in thousands, except percentage)	April 29, 2018	April 30, 2017	Change	% Change
Impairment of long-lived assets	$2,233	$—	$2,233	100%

During the fiscal 2018, we recorded a $2.2 million charge for the impairment of certain long-lived assets due to the projected cash flows associated with these assets not supporting the carrying values of these assets.

Interest Income
	Fiscal Years Ended
(in thousands, except percentage)	April 29, 2018	April 30, 2017	Change	% Change
Interest income	$16,084	$6,763	$9,321	138%

Interest income for the year ended April 29, 2018 increased compared to the year ended April 30, 2017 due to higher balances of cash and short-term investments primarily as a result of the issuance of $575.0 million in aggregate principal amount of our 0.50% Convertible Senior Notes due 2036 in December 2016.

Interest Expense
	Fiscal Years Ended
(in thousands, except percentage)	April 29, 2018	April 30, 2017	Change	% Change
Interest expense	$36,656	$20,363	$16,293	80%

Interest expense for the year ended April 29, 2018 increased compared to the year ended April 30, 2017 due to the amortization of the discount on our 0.50% Convertible Senior Notes due 2036 issued in December 2016.

Other Income (Expense), Net
	Fiscal Years Ended
(in thousands, except percentage)	April 29, 2018	April 30, 2017	Change	% Change
Other income (expense), net	$(945)	$(91)	$(854)	938%

The change in other income (expense), net for the year ended April 29, 2018 as compared to the year ended April 30, 2017 was due to a $2.3 million impairment of one of our minority investments, recognized during fiscal 2018 as a result of this investee's negative results of operations and cash flows, partially offset by fluctuations of foreign currency exchange rates.

Provision for (Benefit from) Income Taxes
	Fiscal Years Ended
(in thousands, except percentage)	April 29, 2018	April 30, 2017	Change	% Change
Provision for (benefit from) income taxes	$33,283	$(86,152)	$119,435	(139)%

The provision for income taxes for the year ended April 29, 2018 increased compared to the benefit from income taxes for the year ended April 30, 2017 primarily due to approximately $49.4 million of the deferred tax expense associated with the revaluation of our net deferred tax assets and the inclusion of the one-time deemed repatriation of accumulated foreign earnings, both as the result of the Tax Cuts and Jobs Act, enacted on December 22, 2017, and an approximately $103.3 million release of valuation allowance related to a majority of our U.S. deferred tax assets during the fourth quarter of fiscal 2017, based on sufficient positive objective evidence that we would generate sufficient taxable income in the U.S. to realize the deferred tax assets. The positive evidence as of April 30, 2017 included fiscal 2017 and three year cumulative profitability driven by strong demand of certain new generation products, availability of resources to expand manufacturing capacity, and forecasted U.S. operating profits in the future periods. Realization of our deferred tax assets is primarily dependent upon future taxable income in related tax jurisdictions. If our assumptions and consequently our estimates change in the future, the valuation allowances may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

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

Interest Expense
	Fiscal Years Ended
(in thousands, except percentage)	April 30, 2017	May 1, 2016	Change	% Change
Interest expense	$20,363	$11,750	$8,613	73%

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

Liquidity and Capital Resources

	Fiscal Years Ended
(in thousands)	April 29, 2018	April 30, 2017	May 1, 2016
Net cash provided by operating activities	$171,637	$227,832	$183,600
Net cash used in investing activities	$(121,107)	$(852,783)	$(88,618)
Net cash provided by financing activities	$1,499	$585,958	$6,796

Cash Flows - Operating Activities
Net cash provided by operating activities in fiscal 2018 primarily consisted of our net loss, as adjusted to exclude depreciation, amortization and other non-cash items totaling $221.6 million.
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
Cash Flows - Investing Activities
Net cash used in investing activities in fiscal 2018 primarily consisted of expenditures of $221.5 million for long-lived assets (property, equipment and improvements), and $1,765.7 million related to purchases of short-term marketable securities offset by $1,866.1 million of proceeds from maturities of short-term marketable securities.
Net cash used in investing activities in fiscal 2017 primarily consisted of expenditures of $140.1 million for long-lived assets (property, equipment and improvements), and $1,032.5 million related to purchases of short-term marketable securities offset by $321.2 million of proceeds from maturities of short-term marketable securities.
Net cash used in investing activities in fiscal 2016 primarily consisted of expenditures of $118.8 million for long-lived assets (property, equipment and improvements), and $261.2 million related to purchases of short-term marketable securities offset by $290.5 million of proceeds from maturities of short-term marketable securities.
Cash Flows - Financing Activities
Net cash provided by financing activities in fiscal 2018 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans, offset by share repurchases for tax withholdings on vesting of restricted stock units.
Net cash provided by financing activities in fiscal 2017 primarily consisted of $569.3 million of proceeds, net of issuance costs, from the issuance of the 2036 Convertible Senior Notes.
Net cash provided by financing activities in fiscal 2016 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans, offset by share repurchases for tax withholdings on vesting of restricted stock units.

Contractual Obligations and Commercial Commitments
Our contractual obligations at April 29, 2018 were as follows (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 Years	4-5 Years	5 Years
0.5% Convertible Senior Notes due 2033	$258,750	$258,750	$—	$—	$—
0.5% Convertible Senior Notes due 2036	575,000	—	—	575,000	—
Interest on 2033 Notes (a)	809	809	—	—	—
Interest on 2036 Notes (b)	10,422	2,875	5,750	1,797	—
Operating leases (c)	36,883	10,691	13,433	7,022	5,737
Capital purchase obligations	96,149	96,149	—	—	—
Other purchase obligations	112,243	112,243	—	—	—
Total contractual obligations	$1,090,256	$481,517	$19,183	$583,819	$5,737
_________________

(a)	Includes interest on our 0.50% Convertible Senior Notes due 2033 through December 2018 as we have the right to redeem the notes in whole or in part at any time on or after December 22, 2018.

(b)	Includes interest on our 0.50% Convertible Senior Notes due 2036 through December 2021 as we have the right to redeem the notes in whole or in part at any time on or after December 22, 2021.

(c)	Includes operating lease obligations that have been accrued as restructuring charges.

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
Capital purchase obligations represent commitments for the construction or purchase of property, equipment and improvements. These capital purchase obligations were not recorded as liabilities on our consolidated balance sheets as of April 29, 2018, as we had not yet received the related goods or taken title to the property.
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

Sources of Liquidity and Capital Resource Requirements
At April 29, 2018, our principal sources of liquidity consisted of approximately $1.2 billion of cash and cash equivalents and short-term investments, of which approximately $157 million was held by our foreign subsidiaries.
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

Off-Balance-Sheet Arrangements
At April 29, 2018 and April 30, 2017, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of April 29, 2018, we had $833.8 million of aggregate principal amount of convertible notes with a fixed interest rate of 0.5% outstanding. The fair value of this debt as of April 29, 2018 was approximately $776.0 million, based on the market price of the notes in the open market as of or close to April 29, 2018. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the convertible notes. We are subject to significant fluctuations in fair market value of the debt due to the volatility of the stock market. We had no variable interest rate debt outstanding which would expose us to interest rate risk.
We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. At April 29, 2018, we had a total of $604,000 of investments in three privately-held companies accounted for under the cost method and one privately-held company accounted for under the equity method. For such non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. During the first quarter of fiscal 2018, we recorded a $2.3 million impairment loss related to our equity method minority investment as a result of this investee's negative results of operations and cash flows. During the third quarter of fiscal 2017, we recorded a $643,000 impairment loss related to one of our cost method minority investments as a result of an equity transaction by the investee at a price per share lower than the value at which the investment was carried by us. No such impairment was recorded in fiscal 2016. If our investment in a privately-held company becomes readily marketable upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market.
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

FINISAR CORPORATION CONSOLIDATED FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Finisar Corporation
Sunnyvale, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Finisar Corporation (the “Company”) as of April 29, 2018 and April 30, 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended April 29, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 29, 2018 and April 30, 2017, and the results of their operations and their cash flows for each of the three years in the period ended April 29, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of April 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

San Jose, California
June 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Finisar Corporation
Sunnyvale, California

Opinion on Internal Control over Financial Reporting
We have audited Finisar Corporation’s (the “Company’s”) internal control over financial reporting as of April 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 29, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of April 29, 2018 and April 30, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for the each of the three years in the period ended April 29, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated June 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

San Jose, California
June 15, 2018

FINISAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 29, 2018	April 30, 2017
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$312,257	$260,228
Short-term investments	884,838	976,595
Accounts receivable, net of allowance for doubtful accounts of $269 at April 29, 2018 and $756 at April 30, 2017	233,529	272,377
Inventories	348,527	331,388
Other current assets	56,001	68,269
Total current assets	1,835,152	1,908,857
Property, equipment and improvements, net	520,849	383,919
Purchased intangible assets, net	7,878	13,019
Goodwill	106,736	106,736
Other assets	31,720	20,126
Deferred tax assets	80,850	107,225
Total assets	$2,583,185	$2,539,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132,161	$140,568
Accrued compensation	32,525	54,520
Other current liabilities	32,824	43,698
Deferred revenue	9,535	13,015
Current portion of convertible debt	251,278	—
Total current liabilities	458,323	251,801
Long-term liabilities:
Convertible debt, net of current portion	488,877	707,782
Other non-current liabilities	12,368	17,594
Total liabilities	959,568	977,177
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at April 29, 2018 and April 30, 2017	—	—
Common stock, $0.001 par value, 750,000 shares authorized, 114,813 shares issued and outstanding at April 29, 2018 and 111,519 shares issued and outstanding at April 30, 2017	115	112
Additional paid-in capital	2,850,195	2,784,204
Accumulated other comprehensive loss	(14,660)	(57,864)
Accumulated deficit	(1,212,033)	(1,163,747)
Total stockholders' equity	1,623,617	1,562,705
Total liabilities and stockholders’ equity	$2,583,185	$2,539,882

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	April 29, 2018	April 30, 2017	May 1, 2016
	(In thousands, except per share data)
Revenues	$1,316,483	$1,449,303	$1,263,166
Cost of revenues	951,510	941,164	901,316
Amortization of acquired developed technology	2,436	4,492	6,129
Impairment of long-lived assets	371	—	1,071
Gross profit	362,166	503,647	354,650
Operating expenses:
Research and development	239,008	217,914	203,389
Sales and marketing	49,024	50,644	46,619
General and administrative	59,518	55,442	60,117
Start-up costs	3,535	—	—
Amortization of purchased intangibles	2,705	2,762	2,672
Impairment of long-lived assets	1,862	—	830
Total operating expenses	355,652	326,762	313,627
Income from operations	6,514	176,885	41,023
Interest income	16,084	6,763	2,345
Interest expense	(36,656)	(20,363)	(11,750)
Other income (expense), net	(945)	(91)	3,213
Income (loss) before income taxes	(15,003)	163,194	34,831
Provision for (benefit from) income taxes	33,283	(86,152)	(362)
Net income (loss)	$(48,286)	$249,346	$35,193

Net income (loss) per share:
Basic	$(0.42)	$2.26	$0.33
Diluted	$(0.42)	$2.19	$0.32
Shares used in computing net income (loss) per share:
Basic	113,864	110,405	106,678
Diluted	113,864	114,097	108,870

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	April 29, 2018	April 30, 2017	May 1, 2016
	(In thousands)
Net income (loss)	$(48,286)	$249,346	$35,193
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	43,204	(32,676)	(26,049)
Total other comprehensive income (loss), net of tax	43,204	(32,676)	(26,049)
Total comprehensive income (loss)	$(5,082)	$216,670	$9,144

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Finisar Stockholders’ Equity
	Shares	Amount
			(In thousands, except share data)
Balance at May 3, 2015	104,131,817	$104	$2,551,114	$861	$(1,448,286)	$1,103,793
Net income	—	—	—	—	35,193	35,193
Other comprehensive loss, net	—	—	—	(26,049)	—	(26,049)
Issuance of shares pursuant to employee stock purchase plan and equity plans, net of tax withholdings	3,401,033	4	7,057	—	—	7,061
Share-based compensation expense	—	—	45,243	—	—	45,243
Employer contribution to defined contribution retirement plan	163,464	—	2,445	—	—	2,445
Balance at May 1, 2016	107,696,314	108	2,605,859	(25,188)	(1,413,093)	1,167,686
Net income	—	—	—	—	249,346	249,346
Other comprehensive loss, net	—	—	—	(32,676)	—	(32,676)
Issuance of shares pursuant to employee stock purchase plan and equity plans, net of tax withholdings	3,737,832	4	16,886	—	—	16,890
Share-based compensation expense	—	—	49,879	—	—	49,879
Employer contribution to defined contribution retirement plan	85,040	—	2,782	—	—	2,782
Equity component of senior convertible notes, net of allocated issuance costs	—	—	108,798	—	—	108,798
Balance at April 30, 2017	111,519,186	112	2,784,204	(57,864)	(1,163,747)	1,562,705
Net loss	—	—	—	—	(48,286)	(48,286)
Other comprehensive income, net	—	—	—	43,204	—	43,204
Issuance of shares pursuant to employee stock purchase plan and equity plans, net of tax withholdings	3,146,591	3	1,496	—	—	1,499
Share-based compensation expense	—	—	61,164	—	—	61,164
Employer contribution to defined contribution retirement plan	146,944	—	3,331	—	—	3,331
Balance at April 29, 2018	114,812,721	$115	$2,850,195	$(14,660)	$(1,212,033)	$1,623,617
See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 29, 2018	April 30, 2017	May 1, 2016
	(In thousands)
Operating activities
Net income (loss)	$(48,286)	$249,346	$35,193
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	98,769	87,016	85,264
Amortization	6,680	8,203	9,416
Stock-based compensation expense	63,120	52,598	47,508
Amortization of discount on held-to-maturity investments	(8,135)	(2,045)	—
Equity in losses (earnings) of equity method investment	—	250	(1,200)
(Gain) loss on sale or retirement of assets and asset disposal groups	103	149	(405)
Impairment of long-lived assets	2,233	—	1,901
Impairment of minority investments	2,347	643	—
Amortization of discount on convertible debt	30,834	16,935	9,604
Deferred tax expense (benefit)	25,614	(101,534)	(4,928)
Changes in operating assets and liabilities:
Accounts receivable	38,848	(23,120)	(36,023)
Inventories	839	(73,582)	(4,221)
Other assets	(910)	(8,365)	19,728
Accounts payable	1,156	(1,023)	10,081
Accrued compensation	(21,995)	18,436	11,166
Deferred revenue	(3,480)	(514)	3,679
Other liabilities	(16,100)	4,439	(3,163)
Net cash provided by operating activities	171,637	227,832	183,600
Investing activities
Additions to property, equipment and improvements	(221,482)	(140,106)	(118,825)
Proceeds from sale of property and equipment and asset disposal groups	—	504	844
Purchases of short-term investments	(1,765,687)	(1,032,474)	(261,179)
Maturities of short-term investments	1,866,062	321,178	290,542
Purchase of intangible assets	—	(1,885)	—
Net cash used in investing activities	(121,107)	(852,783)	(88,618)
Financing activities
Repayments of term loans	—	(234)	(265)
Proceeds from issuance of 0.50% Convertible Senior Notes due 2036, net of issuance costs	—	569,302	—
Proceeds from issuance of shares under equity plans and employee stock purchase plan	11,680	20,773	11,598
Shares repurchased for tax withholdings on vesting of restricted stock units	(10,181)	(3,883)	(4,537)
Net cash provided by financing activities	1,499	585,958	6,796
Net increase (decrease) in cash and cash equivalents	52,029	(38,993)	101,778
Cash and cash equivalents at beginning of year	260,228	299,221	197,443
Cash and cash equivalents at end of year	$312,257	$260,228	$299,221

Supplemental disclosure of cash flow information
Cash paid for interest	$4,170	$1,298	$1,314
Cash paid for taxes	$11,594	$11,108	$9,590
See accompanying notes

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
The Company has a 52- or 53-week fiscal year ending on the Sunday closest to the last day of April in each calendar year. Each of fiscal 2018, 2017 and 2016 had 52 weeks, and fiscal 2019 will have 52 weeks. The consolidated financial statements include the accounts of Finisar Corporation and its controlled subsidiaries (collectively “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation.
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
At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenues. The Company's standard warranty period usually covers 12 months from the date of sale, although it can be for longer periods for certain products. The Company’s customers generally do not have return rights. However, the Company has established an allowance for estimated customer returns, based on historical experience, which is netted against revenue.
Sales to certain distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to sales to distributors with price protection and rights of return are deferred until products are sold by the distributors to end customers. Revenue recognition depends on notification from the distributor that product has been sold to the end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Deferred revenue on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell-through products purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from the Company at which point it has a legally enforceable right to collection under normal payment terms.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s ten largest customers represented 62% and 56% of total accounts receivable as of April 29, 2018 and April 30, 2017, respectively. Two customers, Google and Flextronics, represented 15% and 11% respectively, of total accounts receivable as of April 29, 2018. Two customers, Jabil and Flextronics, represented 12% and 11%, respectively, of total accounts receivable as of April 30, 2017.
Sales to the Company’s ten largest customers represented 59%, 56% and 56% of total revenues during fiscal 2018, 2017 and 2016, respectively. Two customers, Cisco Systems and Google, represented 14% and 11%, respectively, of total revenues during fiscal 2018. Two customers, Cisco Systems and Huawei, represented 12% and 11%, respectively, of total revenues during fiscal 2017. Two customers, Huawei and Cisco Systems, represented 12% and 11%, respectively, of total revenues during fiscal 2016.
The Company relies on single and limited suppliers for a number of key components. The Company relies primarily on a limited number of significant independent contract manufacturers for the production of certain key components and subassemblies, including lasers, modulators, and printed circuit boards.
Included in the Company’s consolidated balance sheet at April 29, 2018 are the net assets of the Company’s operations located at its overseas facilities totaling approximately $689.7 million.
Foreign Currency Translation and Transactions
The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the determination of net income (loss). Included in the determination of net income (loss) for fiscal 2018, 2017 and 2016 were $1.0 million, $539,000 and $(1.2) million, respectively, of gains (losses) on foreign currency transactions.
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
The Company permanently writes down the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage and is determined using management’s best estimate of future demand, based upon information then available to the Company. The Company also considers: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be engineered out of the Company’s products, and (3) known design changes which would reduce the Company’s ability to use the inventory as planned. Inventory on hand that is identified and considered to be excess or obsolete is written down to its estimated net realizable value.
Property, Equipment and Improvements
Property, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to ten years, except for buildings which are depreciated over 30 years. Land is carried at acquisition cost and not depreciated. Leased land is depreciated over the life of the lease. Management judgment is required in determining the estimated economic useful lives of our property, plant and equipment, which can materially impact the Company's depreciation expense. Accordingly, the Company evaluated the period over which it expects to recover the economic value of these assets. During the fourth quarter of fiscal 2018, based on considerations including asset replacement cycle, the Company revisited the useful life estimates of certain computer equipment, software, and building and leasehold fixtures. As a result, the Company

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined that the useful lives of computer equipment be extended from three to five years, the useful lives of certain software be extended from five to ten years, the useful lives of leasehold improvements be extended from seven to ten years, and the useful lives of certain building fixtures be extended from 15 to 30 years. These assets are depreciated through cost of revenues and operating expenses. The Company accounted for this as a change in estimate that was applied prospectively, effective as of January 29, 2018. This change in depreciable lives did not have a material impact for the quarter or the year ended April 29, 2018, and will result in a reduction of $4.6 million and $2.6 million in depreciation expense during the fiscal 2019 and 2020, respectively.
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
During fiscal 2018 and 2016, the Company recorded charges of $2.2 million and $1.9 million, respectively, for the impairment of certain long-lived assets due to the projected cash flows associated with these assets not supporting the carrying values of these assets. In accordance with the guidance for the impairment of long-lived assets, these assets were written down to their estimated fair value of zero, which was determined based on an income approach using the discounted cash flow method.
Stock-Based Compensation Expense
The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors including restricted stock units, stock options, and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. The Company uses the grant-date fair value of its common stock to determine the fair value of restricted stock units. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase rights. The fair value of the awards is recognized as expense in the consolidated statements of operations under the single-option approach on a straight-line basis over the requisite service periods, which is generally the vesting period. Forfeitures are accounted for as they occur rather than estimating the number of awards that are expected to ultimately vest.
Income Taxes
The Company computes the provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. The Company measures deferred tax assets and liabilities using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. The Company recognizes tax benefits from uncertain tax positions only if (based on the technical merits of the position) it is more likely than not that the tax positions will be sustained on examination by the tax authority. The Company's assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, the Company's interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. The Company has established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. Although the Company believes that its assumptions, judgments and estimates are reasonable, changes in tax laws or interpretation of tax laws and the resolution of any future tax audits could significantly impact the amounts provided for income taxes in the Company's consolidated financial statements. The Company's

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, causing the Company's actual income tax obligations to differ from its estimates, thus materially impacting the Company's financial position and results of operations.
The Company has recorded provisional estimates associated with the December 22, 2017 enactment of the U.S. Tax Cuts and Jobs Act ("TCJA"). The SEC has provided accounting and reporting guidance that allows the Company to report provisional amounts within a measurement period up to one year due to the complexities inherent in adopting the changes. The Company considers both the recognition of the transition tax and the remeasurement of deferred income taxes incomplete. New guidance from regulators, interpretation of the law, and refinement of the Company's estimates from ongoing analysis of data and tax positions may change the provisional amounts. For more information about TCJA impacts, see "Note 13. Income Taxes."
Recent and Pending Adoption of New Accounting Standards
In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue recognition. Provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2017, with early adoption permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company plans to adopt this standard on April 30, 2018, using a modified retrospective approach. The Company's assessment has identified a change in revenue recognition timing on sales made to distributors. The Company expects to recognize revenue upon delivery of products to the distributor (in accordance with established shipping and delivery terms) rather than deferring recognition until the distributor sells the product to the end customer. On April 30, 2018, the Company will remove the deferred revenue (and corresponding deferred cost of sales) on sales to distributors through a cumulative adjustment to accumulated deficit. The Company expects that adoption will result in approximately net $8.0 million reduction of accumulated deficit with corresponding approximately $9.5 million reduction of deferred revenue, approximately $535,000 reduction of other non-current liabilities and approximately $2.1 million reduction of deferred tax assets. The Company substantially completed its assessment and noted that only minimal changes were required to policies, processes, and controls to support the standard's measurement and disclosure requirements. During fiscal 2018, the Company and certain licensees agreed to modify terms of some of the Company's out-licensing agreements by granting licensees cancellation rights to cease future payments in the event that licensees cease using the licensed technology. At the onset, these licensing agreements provided for a settlement and release of any prior claims and licensing of the Company’s technology over a future period. Prior to the modification there were no termination rights. The Company plans to utilize one of the practical expedients for adoption provided in this new accounting standard that allows the Company to reflect the aggregate effect of all modifications that have occurred before the beginning of the earliest period presented in accordance with this new accounting standard. Absent these modifications, the Company would have recognized approximately $24.4 million of cumulative effect of adoption of new accounting standard in the earliest period presented in accordance with this new accounting standard, in addition to amounts described above. The Company may provide similar cancellation terms in comparable licensing agreements that may be executed in the future.
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
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed above, the Company believes the impact

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

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
The following table presents the calculation of basic and diluted net income (loss) per share:

	Fiscal Years Ended
(in thousands, except per share amounts)	April 29, 2018	April 30, 2017	May 1, 2016
Numerator:
Net income (loss)	$(48,286)	$249,346	$35,193
Numerator for basic income (loss) per share	$(48,286)	$249,346	$35,193
Numerator for diluted income (loss) per share	$(48,286)	$249,346	$35,193
Denominator:
Denominator for basic income (loss) per share	113,864	110,405	106,678
Effect of dilutive securities:
Stock options and restricted stock units	—	3,692	2,192
Dilutive potential common shares	—	3,692	2,192
Denominator for diluted income (loss) per share	113,864	114,097	108,870
Net income (loss) per share:
Basic	$(0.42)	$2.26	$0.33
Diluted	$(0.42)	$2.19	$0.32

The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
(in thousands)	April 29, 2018	April 30, 2017	May 1, 2016
Stock options and restricted stock units	4,545	207	3,069

0.50% Convertible Senior Notes due 2033 and 0.50% Convertible Senior Notes due 2036 are excluded from the calculation of diluted earnings per share under the treasury stock method for the periods when the conversion price exceeded the average market price for the Company's common stock.

4.    Intangible Assets
The following tables reflect intangible assets as of April 29, 2018 and April 30, 2017:

	April 29, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$107,759	$(103,803)	$3,956
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	21,344	(19,798)	1,546
Purchased internal use software and backlog	2,816	(2,816)	—
Purchased patents	4,505	(2,129)	2,376
Total	$137,596	$(129,718)	$7,878

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 30, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$107,759	$(101,367)	$6,392
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	21,344	(17,752)	3,592
Purchased internal use software and backlog	2,816	(2,643)	173
Purchased patents	4,505	(1,643)	2,862
Total	$137,596	$(124,577)	$13,019

Estimated amortization expense for each of the next five fiscal years and thereafter as of April 29, 2018 is as follows:

Year	Amount (in thousands)
2019	$3,696
2020	2,224
2021	704
2022	306
2023	306
Beyond 2023	642
Total	$7,878

5.    Investments

Fixed Income Securities
The Company's portfolio of fixed income securities consists of commercial paper notes and term bank certificates of deposit. All of the Company's investments in fixed income securities have original maturity (maturity at the purchase date) of less than 12 months and are reported as short-term investments in the consolidated balance sheets as of April 29, 2018 and April 30, 2017. All of the Company's investments in fixed income securities are classified as held-to-maturity, since the Company has the positive intent and ability to hold these investments until maturity, and are carried at amortized cost.

The Company's investments in fixed income securities as of April 29, 2018 and April 30, 2017 were as follows:

	April 29, 2018				April 30, 2017
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Commercial paper	$548,010	$—	$—	$548,010	$571,592	$—	$—	$571,592
Certificates of deposit	336,828	—	—	336,828	405,003	—	—	405,003
Total	$884,838	$—	$—	$884,838	$976,595	$—	$—	$976,595

The Company monitors its investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company's financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in its industry; the Company's relative competitive position within the industry; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. During fiscal 2018, 2017 and 2016 there were no realized gains or losses, and the Company did not recognize any other-than-temporary impairments.

Minority Investments
The Company's portfolio of minority investments consists of investments in privately held early stage companies. These investments were primarily motivated by the Company's desire to gain early access to new technology. The Company’s

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments are passive in nature in that the Company generally does not obtain representation on the board of directors of the companies in which it invests.
The Company's minority investments as of April 29, 2018 and April 30, 2017 were as follows:

	April 29, 2018		April 30, 2017
(dollars in thousands)	Number of Investments	Carrying Value	Number of Investments	Carrying Value
Cost method	three	$604	three	$603
Equity method	one (*)	—	one	2,559
Total		$604		$3,162
(*) As of April 29, 2018, the Company had a 19.9% ownership interest in this company.
During the first quarter of fiscal 2018, the Company recorded a $2.3 million impairment loss (included in other income (expense) in the consolidated statement of operations) related to its equity method minority investment as a result of this investee's negative results of operations and cash flows. During the third quarter of fiscal 2017, the Company recorded a $643,000 impairment loss (included in other income (expense) in the consolidated statement of operations) related to one of its cost method minority investments as a result of an equity transaction by the investee at a price per share lower than the value at which the investment was carried by the Company.

6.    Inventories

Inventories consist of the following (in thousands):	As of
	April 29, 2018	April 30, 2017
Raw materials	$84,441	$66,560
Work-in-process	186,160	173,302
Finished goods	77,926	91,526
Total inventories	$348,527	$331,388
Including: inventory consigned to others	$38,366	$40,363

7.    Property, Equipment and Improvements, Net

Property, equipment and improvements consist of the following (in thousands):	As of
	April 29, 2018	April 30, 2017
Land and buildings	$113,390	$97,857
Computer equipment	77,235	68,145
Office equipment, furniture and fixtures	6,604	5,723
Machinery and equipment	700,421	554,859
Leasehold property and improvements	52,135	44,298
Construction-in-progress	108,091	36,207
	1,057,876	807,089
Less: Accumulated depreciation and amortization	(537,027)	(423,170)
Property, equipment and improvements, net	$520,849	$383,919

8.     Debt
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Because of its option to settle conversion of the 2036 Notes in cash, the Company separated the liability and equity components of the 2036 Notes. The carrying amount of the liability component at issuance date of $465.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the 2036 Notes of $109.9 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of April 29, 2018, the remaining debt discount amortization period was 44 months.
The 2036 Notes consisted of the following:

	As of
(in thousands)	April 29, 2018	April 30, 2017
Liability component:
Principal	$575,000	$575,000
Unamortized debt discount	(82,765)	(103,022)
Unamortized debt issuance costs	(3,358)	(4,281)
Net carrying amount of the liability component	$488,877	$467,697
Carrying amount of the equity component	$109,881	$109,881

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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth interest expense information related to the 2036 Notes:

	Fiscal Years Ended
(in thousands, except percentages)	April 29, 2018	April 30, 2017	May 1, 2016
Contractual interest expense	$2,875	$1,001	n/a
Amortization of the debt discount	20,257	6,859	n/a
Amortization of issuance costs	923	334	n/a
Total interest cost	$24,055	$8,194	n/a
Effective interest rate on the liability component	4.85%	4.85%	n/a
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
Because of its option to settle conversion of the 2033 Notes in cash, the Company separated the liability and equity components of the 2033 Notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the 2033 Notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of April 29, 2018, the remaining debt discount amortization period was 7 months.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2033 Notes consisted of the following:

	As of
(in thousands)	April 29, 2018	April 30, 2017
Liability component:
Principal	$258,750	$258,750
Unamortized debt discount	(7,086)	(17,663)
Unamortized debt issuance costs	(386)	(1,002)
Net carrying amount of the liability component	$251,278	$240,085
Carrying amount of the equity component	$49,648	$49,648

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

The following table sets forth interest expense information related to the 2033 Notes:

	Fiscal Years Ended
(in thousands, except percentages)	April 29, 2018	April 30, 2017	May 1, 2016
Contractual interest expense	$1,294	$1,294	$1,294
Amortization of the debt discount	10,577	10,076	9,604
Amortization of issuance costs	616	616	616
Total interest cost	$12,487	$11,986	$11,514
Effective interest rate on the liability component	4.87%	4.87%	4.87%
The Company applies the treasury stock method to determine the potential dilutive effect of the 2033 Notes on net income per share as a result of the Company's intent and stated policy to settle the principal amount of the 2033 Notes in cash.
As explained above, the terms of the 2033 Notes include a provision that allows the holders to require the Company to redeem any of their notes on December 15, 2018. Accordingly, all $251.3 million of the net carrying amount of the liability component of the 2033 Notes outstanding as of April 29, 2018 was classified as a current liability as of that date.

9.     Commitments
The Company’s future commitments at April 29, 2018 included minimum payments under non-cancelable operating lease agreements, including operating lease obligations that have been accrued as restructuring charges, as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$36,883	$10,691	$13,433	$7,022	$5,737
Rent expense under the non-cancelable operating leases was approximately $9.9 million, $9.0 million and $9.4 million for the years ended April 29, 2018, April 30, 2017 and May 1, 2016, respectively. The Company subleases a portion of its facilities that it considers to be in excess of its requirements. Sublease income was $292,000, $373,000 and $168,000 for the years ended April 29, 2018, April 30, 2017 and May 1, 2016, respectively. Certain leases have scheduled rent increases which have been included in the above table and recorded as rent expense on a straight-line basis. Other leases contain provisions to adjust rental rates for inflation during their terms, most of which are based on to-be-published indices. Rents subject to these adjustments are included in the above table based on current rates.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Fair Value of Financial Instruments
The Company's financial instruments not measured at fair value on a recurring basis as of April 29, 2018 and April 30, 2017 were as follows:

	April 29, 2018					April 30, 2017
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Commercial paper	$548,010	$—	$548,010	$—	$548,010	$571,592	$—	$571,592	$—	$571,592
Certificates of deposit	$336,828	$—	$336,828	$—	$336,828	$405,003	$—	$405,003	$—	$405,003
2033 Notes	$251,278	$256,001	$—	$—	$256,001	$240,085	$273,628	$—	$—	$273,628
2036 Notes	$488,877	$520,016	$—	$—	$520,016	$467,697	$534,391	$—	$—	$534,391

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

11.     Stockholders’ Equity

Accumulated Other Comprehensive Income
Cumulative foreign currency translation adjustment was the only component of the accumulated other comprehensive income as of April 29, 2018 and April 30, 2017.
Common Stock and Preferred Stock
As of April 29, 2018, Finisar is authorized to issue 750,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The holder of each share of common stock has the right to one vote and is entitled to receive dividends when and as declared by the Company’s Board of Directors. The Company has never declared or paid dividends on its common stock. The Company has authority to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company’s board of directors.
Common stock subject to future issuance as of April 29, 2018 is as follows:

Exercise of outstanding stock options	1,097,091
Vesting of restricted stock awards	5,954,755
Available for grant under employee stock incentive plan	6,298,340
Available for grant under employee stock purchase plan	2,417,407
Total	15,767,593
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
Employee Stock Plans
In September 1999, Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. An

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended and restated version of the 2005 Plan was approved by the Company's board of directors in June 2014 and by the stockholders in September 2014. Under the restated 2005 Plan, a total of 22,500,000 shares of common stock have been reserved for issuance, and the term of the 2005 Plan is scheduled to expire on September 1, 2024. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units (“RSUs”) and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain RSUs or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. Options generally vest over four or five years and have a maximum term of 10 years. RSUs generally vest over four years. As of April 29, 2018 and April 30, 2017, no shares were subject to repurchase.
Stock Options

	Number of Shares	Weighted-Average Exercise Price
Stock options outstanding as of April 30, 2017	581,172	$9.85
Stock options granted	740,000	$22.26
Stock options exercised	(187,288)	$12.79
Stock options canceled	(36,793)	$28.81
Stock options outstanding as of April 29, 2018	1,097,091	$17.08
Stock options outstanding and exercisable as of April 29, 2018	357,091	$6.36

The weighted-average grant-date fair value of options granted during fiscal 2018 was $9.89. The total intrinsic value of stock options exercised during fiscal 2018, 2017 and 2016 was $1.7 million, $9.9 million and $3.3 million, respectively. The aggregate intrinsic value of stock options outstanding as of April 29, 2018 was $3.4 million. The aggregate intrinsic value of stock options outstanding and exercisable as of April 29, 2018 was $3.4 million. The weighted-average remaining contractual life of stock options outstanding as of April 29, 2018 was 6.9 years. The weighted-average remaining contractual life of stock options outstanding and exercisable as of April 29, 2018 was 1.1 years. As of April 29, 2018, the Company had $6.8 million of unrecognized compensation expense related to stock option grants. These expenses are expected to be recognized over a weighted-average period of approximately 4.1 years.
Restricted Stock Units

	Number of Shares	Weighted-Average Grant-Date Fair Value
RSUs unvested as of April 30, 2017	6,618,360	$19.28
RSUs granted	2,679,337	$25.65
RSUs vested	(2,946,823)	$18.99
RSUs forfeited	(396,119)	$21.63
RSUs unvested as of April 29, 2018	5,954,755	$21.96

The weighted-average grant-date fair value of RSUs granted during fiscal 2017 and 2016 was $19.77 and $19.02, respectively. The aggregate intrinsic value of RSUs outstanding as of April 29, 2018 was $93.7 million. The total grant-date fair value of RSUs vested during fiscal 2018, 2017 and 2016 was $56.0 million, $42.0 million and $41.7 million, respectively. As of April 29, 2018, the Company had $92.1 million of unrecognized compensation expense related to RSUs grants. These expenses are expected to be recognized over a weighted-average period of approximately 2.3 years.
Share-Based Compensation Cost
The following table sets forth the detailed allocation of the share-based compensation expense for the fiscal years ended April 29, 2018, April 30, 2017 and May 1, 2016 which was reflected in the Company’s operating results:

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended
(in thousands)	April 29, 2018	April 30, 2017	May 1, 2016
Share-based compensation expense by caption:
Cost of revenues	$12,943	$11,409	$10,357
Research and development	22,767	20,425	18,245
Sales and marketing	7,619	7,170	6,667
General and administrative	17,835	10,875	9,974
Total	$61,164	$49,879	$45,243

Share-based compensation expense by type of award:
RSUs	$56,965	$46,577	$42,162
Stock options	490	—	—
Employee stock purchase rights under ESPP	3,709	3,302	3,081
Total	$61,164	$49,879	$45,243

Total share-based compensation cost capitalized as part of inventory was $3.9 million and $2.5 million as of April 29, 2018 and April 30, 2017, respectively.
The fair value of stock options and employee stock purchase rights under the ESPP granted in fiscal 2018, 2017 and 2016 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Years Ended
	April 29, 2018	April 30, 2017	May 1, 2016
Stock Purchase Rights:
Expected term (in years)	0.75	0.75	0.75
Volatility	56% - 57%	40% - 43%	32% - 54%
Risk-free interest rate	1.48 - 1.70%	0.36 - 0.89%	0.11 - 0.70%
Dividend yield	—%	—%	—%
Stock Options:
Expected term (in years)	5.2	n/a	n/a
Volatility	47%	n/a	n/a
Risk-free interest rate	2.3%	n/a	n/a
Dividend yield	—%	n/a	n/a

The expected term of employee stock purchase rights is the average of the remaining purchase periods under each offering period. The expected term of stock options is the average term from the Company's historical stock option exercise experience. The Company calculated the volatility factor based on the Company’s historical stock prices. The Company bases the risk-free interest rate used in the Black-Scholes option-pricing model on constant maturity bonds from the Federal Reserve in which the maturity approximates the expected terms. The Black-Scholes option-pricing model calls for a single expected dividend yield as an input. The Company has not issued and does not expect to issue any dividends.
The weighted-average estimated per share fair value of purchase rights granted under the ESPP in fiscal 2018, 2017 and 2016 was $4.43, $5.34 and $2.79, respectively.
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
During the third quarter of fiscal 2018, Jerry S. Rawls resigned as the Company's Chief Executive Officer and as Chairman of the Company's Board of Directors (the “Board”). Mr. Rawls remains a member of the Board. In connection with Mr. Rawls’ resignation, and in accordance with the terms of the related separation and release agreement between Mr. Rawls and the Company, Mr. Rawls received a lump sum cash severance payment of $300,000, and the vesting of each of Mr. Rawls’ outstanding and unvested awards of restricted stock units granted by the Company was accelerated 100%. Accordingly, during

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the third quarter of fiscal 2018, the Company recorded approximately $7.5 million of compensation expense related to this acceleration.

12.     Employee Benefit Plan
The Company maintains a defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code which covers all eligible employees. Employees are eligible to participate in the plan on the first day of the calendar year quarter immediately following completion of eligibility requirements as required by the plan.
Under the plan, each participant may contribute up to 20% of his or her pre-tax gross compensation up to a statutory limit, which is $18,500 for calendar 2018 and $18,000 for each calendar year 2017 and 2016. All amounts contributed by participants and earnings on participant contributions are fully vested at all times. The Company may contribute an amount equal to one-half of the first 6% of each participant’s contribution. The Company may make the matching contribution in shares of Finisar common stock in lieu of cash. Contributions made in shares will be allocated to each participant’s account using the share price on the date the Company matching contribution is made to the plan.
The Company made a discretionary matching contribution of 146,944 shares for a total contribution of $3.2 million during the year ended April 29, 2018. The Company’s expenses related to this plan were $3.3 million, $2.8 million and $2.4 million for the fiscal years ended April 29, 2018, April 30, 2017 and May 1, 2016, respectively.

13.     Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted, containing significant changes to the U.S. tax law, including lowering the U.S. corporate income tax rate, implementing a territorial tax system, and imposing a one-time tax on deemed repatriation of earnings of foreign subsidiaries.
The TCJA reduces the U.S. statutory corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of this rate reduction, the Company revalued its net deferred tax asset as of December 22, 2017, and recorded a reduction in its deferred tax assets and a corresponding deferred tax expense of approximately $30.3 million. For fiscal 2018, the Company's blended corporate income tax rate is 30.4%, which is based on the applicable tax rates before and after the TCJA enactment and the number of days in each period.
The TCJA allows 100% expensing of cost of qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023. The bonus depreciation percentage is phased down from 100% beginning in 2023 through 2026. The Company elected to claim the 100% bonus depreciation for the assets placed into service after September 27, 2017. The net impact of this provision is not material to the Company's consolidated financial position, results of operations and cash flows.
The TCJA also implements a territorial tax system. In general, under the territorial tax system, the Company’s foreign earnings will no longer be subject to tax in the U.S. As part of transitioning to the territorial tax system, the TCJA includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. As of December 31, 2017, the Company had approximately $123.0 million of undistributed earnings for certain non-U.S. subsidiaries that have been indefinitely reinvested outside the U.S. The mandatory deemed repatriation of these undistributed earnings resulted in a one-time deferred tax expense of approximately $19.1 million. This provisional estimate may be impacted by a number of additional considerations, including, but not limited to, the issuance of final regulations and the Company's ongoing analysis of the TCJA.
The Company has historically asserted its intent to reinvest these earnings in foreign operations indefinitely and continues to do so. The Company does not intend to repatriate these earnings to fund its U.S. operations and, accordingly, it does not provide for the U.S. state income and foreign withholding tax on these earnings.
While the TJCA provides for a territorial tax system, beginning in 2018, it also includes two new U.S. tax base erosion provisions - the global intangible low-taxed income ("GILTI") provision and the base-erosion and anti-abuse tax ("BEAT") provision. The GILTI provision requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The BEAT provision eliminates the deduction of certain base-erosion payments made to related foreign corporations and imposes a minimum tax if greater than regular tax. The Company expects that the BEAT provision may result in significant U.S. tax in future periods. In addition, the Company intends to account for the GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the fiscal 2018.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company has recognized the provisional tax impact related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities to the extent needed and included these amounts in its consolidated financial statements for fiscal 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA.
The components of income tax expense (benefit) consist of the following (in thousands):

	Fiscal Years Ended
	April 29, 2018	April 30, 2017	May 1, 2016
Current:
Federal	$—	$—	$—
State	189	532	(9)
Foreign	7,480	14,850	4,575
	7,669	15,382	4,566
Deferred:
Federal	29,532	(102,305)	—
State	(999)	(1,008)	—
Foreign	(2,919)	1,779	(4,928)
	25,614	(101,534)	(4,928)
Provision for (benefit from) income taxes	$33,283	$(86,152)	$(362)

Income (loss) before income taxes consists of the following (in thousands):

	Fiscal Years Ended
	April 29, 2018	April 30, 2017	May 1, 2016
U.S.	$(72,730)	$96,648	$(2,579)
Foreign	57,727	66,546	37,410
	$(15,003)	$163,194	$34,831

A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	Fiscal Years Ended
	April 29, 2018	April 30, 2017	May 1, 2016
Expected income tax provision (benefit) at U.S. federal statutory rate	30.4%	35.0%	35.0%
Foreign rate differential	100.6	(5.0)	(40.5)
Share-based compensation expense	(5.3)	0.7	14.1
Valuation allowance	(31.7)	(83.0)	(2.5)
Other permanent adjustments	(32.4)	0.7	4.4
Research and development credits	43.2	(2.3)	(12.6)
Impact of TCJA - rate reduction	(201.8)	—	—
Impact of TCJA - transition tax	(127.1)	—	—
Other	2.4	1.0	1.1
	(221.7)%	(52.9)%	(1.0)%

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred taxes consist of the following (in thousands):

	As of
	April 29, 2018	April 30, 2017
Deferred tax assets:
Inventory adjustments	$9,870	$9,161
Accruals and reserves	4,827	12,731
Tax credits	49,657	38,092
Net operating loss carryforwards	55,926	106,297
Gain/loss on investments under equity or cost method	364	814
Depreciation and amortization	16,524	8,462
Purchase accounting for intangible assets	1,284	2,707
Capital loss carryforward	2,246	7,183
Acquired intangibles	1,497	4,343
Stock compensation	5,432	9,345
Total deferred tax assets	147,627	199,135
Valuation allowance	(30,213)	(30,804)
Net deferred tax assets	117,414	168,331
Deferred tax liabilities:
Acquired intangibles	(1,493)	(2,360)
Debt discount	(20,006)	(43,796)
Depreciation and amortization	(15,590)	(16,233)
Total deferred tax liabilities	(37,089)	(62,389)
Total net deferred tax assets (liabilities)	$80,325	$105,942

Reported as:
Deferred tax assets	$80,850	$107,225
Deferred tax liabilities	(525)	(1,283)
Total net deferred tax assets (liabilities)	$80,325	$105,942

Realization of deferred tax assets is dependent upon future taxable earnings in related tax jurisdictions. In the past, due to U.S. operating losses in previous years and continuing U.S. earnings volatility which did not allow sustainable profitability, management had established and maintained a full valuation allowance for the U.S. deferred tax assets. During the fourth quarter of fiscal 2017, the Company assessed that it is more likely than not that it will realize the majority of the U.S. deferred tax assets, except for deferred tax assets related to California research and development credits and capital losses. The positive evidence, which existed at that time, that outweighed the negative evidence to release the valuation allowance included the fiscal 2017 and three year cumulative profitability driven by strong demand of certain new generation products, availability of resources to expand manufacturing capacity, and forecasted U.S. operating profits in the future periods. Accordingly, during the fourth quarter of fiscal 2017, the Company released $103.3 million of valuation allowance on these deferred tax assets. As of April 29, 2018, the valuation allowance comprises approximately 20% of total deferred tax assets and relates to deferred tax assets, for which management believes it is not more likely than not to be realized in future periods. The Company's valuation allowance decreased from the prior year by approximately $(0.6) million, $(132.1) million and $(1.5) million in fiscal 2018, 2017 and 2016, respectively.

As of April 29, 2018, the Company had federal, state and foreign net operating loss carryforwards of approximately $236.5 million, $13.8 million and $22.9 million, respectively, and federal and state tax credit carryforwards of approximately $38.8 million and $31.4 million, respectively. With the exception of California R&D credit, which can be carried forward indefinitely, the net operating loss and tax credit carryforwards will expire at various dates beginning in fiscal 2020 through 2037, if not utilized. Utilization of the Company's U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's manufacturing operations in Malaysia operate under a tax holiday which will expire at the beginning of the second quarter of fiscal 2022. In fiscal 2018, the aggregate dollar and per share effect of the tax holiday was $6.8 million and $0.06 per share, respectively.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Years Ended
	April 29, 2018	April 30, 2017	May 1, 2016

Beginning balance	$21,458	$16,411	$14,653
Additions for tax positions related to current year	1,803	1,675	1,331
Additions for tax positions related to prior years	94	3,372	902
Reductions for tax positions related to prior years (lapse of statute of limitations)	(2,777)	—	(475)
Ending balance	$20,578	$21,458	$16,411

The reduction of the Company’s unrecognized tax benefits in fiscal 2018 is primarily related to a conclusion of a tax audit in Israel covering fiscal years through 2015.

Excluding the effects of recorded valuation allowances for deferred tax assets, $17.7 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized. It is the Company's belief that no significant changes in the unrecognized tax benefit positions will occur within 12 months from April 29, 2018. The Company records interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of April 29, 2018 and April 30, 2017, the Company had accrued $652,000 and $822,000, respectively, for interest and penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to taxation in various state jurisdictions as well as the U.S. The Company's U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before fiscal 2009. For all federal and state net operating loss and credit carryovers, the statute of limitations does not begin until the carryover items are utilized. The taxing authorities can examine the validity of the carryover items and if necessary, adjustments may be made to the carryover items. The Company's Malaysia, Singapore, China, Australia, Israel, and Sweden income tax returns are generally not subject to examination by the tax authorities for tax years before 2011, 2012, 2011, 2011, 2005 and 2010, respectively. The Company's Australia subsidiary is under audit for tax year 2011 and after. The Company's Sweden subsidiary is under audit for tax year 2016 and 2017.

14.     Segments and Geography Information
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
The following is a summary of revenues from sales to unaffiliated customers within geographic areas based on the location of the entity purchasing the Company’s products:

	Fiscal Years Ended
(in thousands)	April 29, 2018	April 30, 2017	May 1, 2016
United States	$482,601	$476,763	$408,700
China	270,040	358,561	307,327
Malaysia	122,548	122,699	123,057
Rest of the world	441,294	491,280	424,082
Totals	$1,316,483	$1,449,303	$1,263,166
Revenues generated in the United States are all from sales to customers located in the United States.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of long-lived assets within geographic areas based on the location of the assets:

	As of
(in thousands)	April 29, 2018	April 30, 2017
United States	$213,745	$133,426
China	252,179	205,423
Malaysia	52,417	49,779
Rest of the world	45,850	36,105
	$564,191	$424,733

The increase in long-lived assets was primarily due to the additions of property, improvements and manufacturing equipment to the Company's manufacturing facilities in Sherman, Texas and China.

15.     Legal Matters

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

In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement have been filed in the California Superior Court for the County of Santa Clara, and a third derivative lawsuit has been filed in the United States District Court for the Northern District of California. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors at the time of the claim and certain officers, including Jerry Rawls, the Company's former Chief

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Executive Officer and former Chairman of the Board, Eitan Gertel, the Company’s former Chief Executive Officer, and Kurt Adzema, the Company’s Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against the Company. The state court cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint. The derivative cases were stayed pending a ruling in the federal class action case. On August 7, 2017, the plaintiff in the federal case filed an amended complaint. On March 9, 2018, the Company filed a motion to dismiss the amended federal complaint.

Other
In the ordinary course of business, the Company is a party to litigation, claims and assessments in addition to those described above. Based on information currently available, management does not believe the impact of these other matters will have a material adverse effect on its business, financial condition, results of operations or cash flows of the Company.

16.    Guarantees and Indemnifications
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
The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of April 29, 2018. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

17.    Financial Information by Quarter (Unaudited)

	Three Months Ended
	April 29, 2018	January 28, 2018 (1)	October 29, 2017	July 30, 2017	April 30, 2017 (2)	January 29, 2017	October 30, 2016	July 31, 2016
	(In thousands, except per share data)
Revenues	$310,069	$332,403	$332,205	$341,806	$357,527	$380,588	$369,863	$341,325
Gross profit	$62,594	$88,068	$96,205	$115,299	$125,164	$136,637	$133,681	$108,165
Income (loss) from operations	$(26,736)	$(6,129)	$9,467	$29,912	$40,841	$54,906	$52,828	$28,311
Net income (loss)	$(18,343)	$(55,659)	$5,857	$19,859	$130,245	$46,386	$48,766	$23,949
Net income (loss) per share:
Basic	$(0.16)	$(0.49)	$0.05	$0.18	$1.17	$0.42	$0.44	$0.22
Diluted	$(0.16)	$(0.49)	$0.05	$0.17	$1.13	$0.40	$0.43	$0.22
Shares used in computing net income (loss) per share:
Basic	114,742	114,209	113,960	112,544	111,438	110,956	110,407	108,820
Diluted	114,742	114,209	115,443	115,698	115,248	114,873	113,192	110,821

(1) Net loss in the third quarter of fiscal 2018 includes a $49.4 million deferred income tax expense as a result of the TCJA.

(2) Net income in the fourth quarter of fiscal 2017 includes a $103.3 million release of valuation allowance on U.S. deferred tax assets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Attached as exhibits to this report are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 29, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of April 29, 2018. Management based its assessment on the criteria set forth in Internal Control - Integrated Framework ("2013 framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that we maintained effective internal control over financial reporting as of April 29, 2018.
The effectiveness of internal control over financial reporting as of April 29, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2018 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be contained therein is incorporated in this report by reference.

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

(a)(1) Financial Statements:
See “Finisar Corporation Consolidated Financial Statements Index” in Part II, Item 8 of this report.

(2) Financial Statement Schedules:

Schedule II - Consolidated Valuation and Qualifying Accounts
	Allowance for Doubtful Accounts
	(in thousands)
Fiscal Year Ended:	Balance at Beginning of Period	Additions Charged to (Recoveries Offset against) Costs and Expenses, Net	Write-Offs	Balance at End of Period
April 29, 2018	$756	$(266)	$(221)	$269
April 30, 2017	$727	$33	$(4)	$756
May 1, 2016	$1,136	$(403)	$(6)	$727

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

FINISAR CORPORATION
By	/s/ Michael E. Hurlston
Michael E. Hurlston
Chief Executive Officer
(Principal Executive Officer)
June 15, 2018
POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Michael E. Hurlston and Kurt Adzema, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael E. Hurlston	Chief Executive Officer (Principal Executive Officer)	June 15, 2018
Michael E. Hurlston

/s/ Kurt Adzema	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 15, 2018
Kurt Adzema

/s/ Michael C. Child	Director	June 15, 2018
Michael C. Child

/s/ Michael L. Dreyer	Director	June 15, 2018
Michael L. Dreyer

/s/ Roger C. Ferguson	Director	June 15, 2018
Roger C. Ferguson

/s/ Thomas E. Pardun	Director	June 15, 2018
Thomas E. Pardun

/s/ Jerry S. Rawls	Director	June 15, 2018
Jerry S. Rawls

/s/ Helene Simonet	Director	June 15, 2018
Helene Simonet

/s/ Robert N. Stephens	Chairman of the Board of Directors	June 15, 2018
Robert N. Stephens

EXHIBIT INDEX
Number	Title
2.1	Transaction Agreement, dated March 22, 2011, between Registrant and Ignis ASA (1)
3.1	Amended and Restated Bylaws of Registrant (2)
3.2	Restated Certificate of Incorporation of Registrant (3)
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001 (4)
3.4	Certificate of Elimination regarding Registrant’s Series A Preferred Stock (5)
3.5	Certificate of Designation regarding Registrant's Series RP Preferred Stock (6)
3.6	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on May 11, 2005 (7)
3.7	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (8)
3.8	Amended and Restated Certificate of Incorporation of Registrant (9)
4.1	Specimen certificate representing Registrant's common stock (10)
4.2	Indenture, dated December 16, 2013, between Registrant and Wells Fargo Bank, National Association (11)
4.3	Indenture, dated December 21, 2016, between Registrant and Wells Fargo Bank, National Association (12)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers (13)
10.2	Lease Agreement by and between Finistar (CA-TX) Limited Partnership and Registrant, dated February 4, 2005 (14)
10.3*	Amended and Restated Finisar Corporation 2005 Stock Incentive Plan (15)
10.4*	Form of Stock Option Agreement for options granted under the 2005 Stock Incentive Plan (16)
10.5*	Optium Corporation 2000 Stock Incentive Plan (17)
10.6*	Optium Corporation 2006 Stock Option and Incentive Plan and Israeli Addendum to 2006 Stock Option and Incentive Plan (18)
10.7	First Amendment to lease for 200 Precision Road, Horsham, PA by and between Horsham Property Associates., L.P. and Optium Corporation dated January 4, 2008 (19)
10.8*	Form of Stock Option Grant Notice under the Optium Corporation 2006 Stock Option and Incentive Plan (20)
10.9*	Form of Stock Option Grant Notice for Australian Employees under the Optium Corporation 2006 Stock Option and Incentive Plan (21)
10.10*	Form of Employee Incentive Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan (22)
10.11*	Form of Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan (23)
10.12*	Form of Non-Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan (24)
10.13*	Form of Australian Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan (25)
10.14*	Form of Deferred Stock Award under Optium Corporation 2006 Stock Option and Incentive Plan (26)
10.15	Lease Agreement, dated December 7, 2007, by and between Charvic Pty Ltd and Optium Australia Pty Limited for premises located at 244 Young Street, Waterloo, NSW, Australia (27)
10.16	Lease Agreement between Optium Corporation and 200 Precision Drive Investors, LLC for the premises located at 200 Precision Drive, Horsham, Pennsylvania, dated September 26, 2006 (28)
10.17*	Stock Option and Grant Notice, dated March 3, 2007, for Eitan Gertel (29)
10.18*	Stock Option and Grant Notice, dated March 3, 2007, for Mark Colyar (30)
10.19*	Stock Option and Grant Notice, dated March 3, 2007, for Christopher Brown (31)
10.20*	Stock Option and Grant Notices, dated March 14, 2006, February 14, 2006, June 23, 2005 and May 1, 2003, for Eitan Gertel (32)
10.21*	Stock Option and Grant Notices, dated August 28, 2006, for Christopher Brown (33)
10.22*	Finisar Executive Retention and Severance Plan, as Amended and Restated Effective March 7, 2011 (34)
10.23*	Amended and Restated Executive Employment Agreement between Registrant and Christopher Brown, dated December 31, 2008 (35)

EXHIBIT INDEX
Number	Title
10.24*	Amended and Restated Executive Employment Agreement between Registrant and Mark Colyar, dated December 31, 2008 (36)
10.25*	Amended and Restated Executive Employment Agreement between Registrant and Eitan Gertel, dated December 31, 2008 (37)
10.26*	Form of Restricted Stock Unit Issuance Agreement (38)
10.27*	Form of Restricted Stock Unit Issuance Agreement — Officers (39)
10.28*	Form of Restricted Stock Unit Issuance Agreement — International (40)
10.29*	Form of Restricted Stock Unit Issuance Agreement — Israel (41)
10.30*	Form of Restricted Stock Unit Issuance Agreement — UK (42)
10.31*	Amended and Restated Finisar Corporation 2009 Employee Stock Purchase Plan (43)
10.32	Summary of the principal terms of the lease agreement - Wuxi, China (44)
10.33	Summary of the principal terms of the contract for state-owned construction land use right assignment - Wuxi, China (45)
10.34	Summary of the principal terms of the lease agreement - Jarfalla, Sweden (46)
10.35	Summary of the principal terms of the lease agreement - Shanghai, China (47)
10.36
Tenth Amendment to the Lease agreement by and between Registrant (as successor in interest to GenOA Corporation) and PSB Northern California Industrial Portfolio, Inc. (as successor in interest to RREEF America REIT II Corp. DDD, successor in interest to Speiker Properties, L.P.) dated January 10, 2000 (48)

10.37	Lease agreement, dated October 21, 2013, by and between NMBE Pty Ltd and Finisar Australia Pty Ltd for premises located at 19-21 Rosebery Avenue, Rosebery, NSW, Australia (49)
10.38	Purchase Agreement dated December 10, 2013, by and between Finisar Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (50)
10.39*	Separation and General Release Agreement, dated September 3, 2015, by and between Finisar Corporation and Eitan Gertel (51)
10.40	Summary of the principal terms of the contract for state-owned construction land use right assignment - Wuxi, China (52)
10.41*	Finisar Corporation Director Compensation Policy (53)
10.42*	Employment Offer Letter, dated January 11, 2018, by and between Finisar Corporation and Michael E. Hurlston (54)
10.43*	Separation and General Release Agreement, dated January 23, 2018, by and between Finisar Corporation and Jerry S. Rawls (55)
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase
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

*	Compensatory plan or management contract

(1)	Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed March 28, 2011.

(2)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 5, 2014.

(3)	Incorporated by reference to Exhibit 3.5 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(4)	Incorporated by reference to Exhibit 3.6 to Registrant’s Annual Report on Form 10-K filed July 18, 2001.

(5)	Incorporated by reference to Exhibit 3.8 to Registrant’s Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(6)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form 8-A12G filed on September 27, 2002.

(7)	Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-3 filed May 18, 2005 (File No. 333-125034).

(8)	Incorporated by reference to Exhibit 3.8 to Registrant’s Current Report on Form 8-K filed September 28, 2009.

(9)	Incorporated by reference to Exhibit 3.8 to Registrant’s Annual Report on Form 10-K filed July 1, 2010.

(10)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2009.

(11)	Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed December 16, 2013.

(12)	Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed December 21, 2016.

(13)	Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(14)	Incorporated by reference to Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(15)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 8, 2014.

(16)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 14, 2005.

(17)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(18)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(19)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(20)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(21)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(22)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(23)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(24)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(25)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(26)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(27)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(28)	Incorporated by reference to Exhibit 10.23 to Optium Corporation’s Registration Statement on Form S-1/A (File No.333-135472) filed on October 11, 2006.

(29)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s, Quarterly Report on Form 10-Q filed on March 7, 2007.

(30)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(31)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(32)	Incorporated by reference to Exhibit 10.36 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(33)	Incorporated by reference to Exhibit 10.38 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(34)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 10, 2011.

(35)	Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(36)	Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(37)	Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(38)	Incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(39)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed September 8, 2016.

(40)	Incorporated by reference to Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(41)	Incorporated by reference to Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(42)	Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K filed June 26, 2014.

(43)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 8, 2014.

(44)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(45)	Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(46)	Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(47)	Incorporated by reference to Exhibit 10.48 to Registrant’s Annual Report on Form 10-K filed June 24, 2013.

(48)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 10, 2016.

(49)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed December 5, 2013.

(50)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 6, 2014.

(51)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2015.

(52)	Incorporated by reference to Exhibit 10.40 to Registrant’s Annual Report on Form 10-K filed June 16, 2017.

(53)	Incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed June 16, 2017.

(54)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2018.

(55)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2018.