Form 10-Q
period 2018-07-29
FINISAR CORP
filed 2018-09-06
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 29, 2018
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

Number of shares of the registrant's common stock, $.001 par value, outstanding as of August 31, 2018: 117,211,385

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended July 29, 2018

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 29, 2018	April 29, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$326,189	$312,257
Short-term investments	832,681	884,838
Accounts receivable, net of allowance for doubtful accounts of $333 at July 29, 2018 and $269 at April 29, 2018	248,138	233,529
Inventories	325,846	348,527
Other current assets	54,862	56,001
Total current assets	1,787,716	1,835,152
Property, equipment and improvements, net	587,203	520,849
Purchased intangible assets, net	6,742	7,878
Goodwill	106,736	106,736
Other assets	25,179	31,720
Deferred tax assets	85,873	80,850
Total assets	$2,599,449	$2,583,185
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$149,876	$132,161
Accrued compensation	35,349	32,525
Other accrued liabilities	50,944	32,824
Deferred revenue	—	9,535
Current portion of convertible debt	254,150	251,278
Total current liabilities	490,319	458,323
Long-term liabilities:
Convertible debt, net of current portion	494,316	488,877
Other non-current liabilities	11,366	12,368
Total liabilities	996,001	959,568
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at July 29, 2018 and April 29, 2018	—	—
Common stock, $0.001 par value, 750,000 shares authorized, 117,160 shares and 114,813 shares issued and outstanding at July 29, 2018 and April 29, 2018, respectively	117	115
Additional paid-in capital	2,869,657	2,850,195
Accumulated other comprehensive loss	(44,356)	(14,660)
Accumulated deficit	(1,221,970)	(1,212,033)
Total stockholders' equity	1,603,448	1,623,617
Total liabilities and stockholders' equity	$2,599,449	$2,583,185
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	July 29, 2018	July 30, 2017

Revenues	$317,336	$341,806
Cost of revenues	236,156	225,896
Amortization of acquired developed technology	496	611
Gross profit	80,684	115,299
Operating expenses:
Research and development	63,059	58,040
Sales and marketing	12,480	12,351
General and administrative	12,643	14,289
Start-up costs	7,553	—
Amortization of purchased intangibles	640	707
Total operating expenses	96,375	85,387
Income (loss) from operations	(15,691)	29,912
Interest income	5,155	3,440
Interest expense	(9,386)	(9,013)
Other income (expense), net	(1,789)	(2,694)
Income (loss) before income taxes	(21,711)	21,645
Provision for (benefit from) income taxes	(3,222)	1,786
Net income (loss)	$(18,489)	$19,859
Net income (loss) per share:
Basic	$(0.16)	$0.18
Diluted	$(0.16)	$0.17
Shares used in computing net income (loss) per share:
Basic	115,867	112,544
Diluted	115,867	115,698

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	July 29, 2018	July 30, 2017
Net income (loss)	$(18,489)	$19,859
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	(29,696)	13,684
Total other comprehensive income (loss), net of tax	(29,696)	13,684
Total comprehensive income (loss)	$(48,185)	$33,543

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	July 29, 2018	July 30, 2017
Operating activities
Net income (loss)	$(18,489)	$19,859
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24,799	23,224
Amortization	1,521	1,703
Stock-based compensation expense	15,141	13,764
Amortization of discount on held-to-maturity investments	(2,626)	(1,754)
Impairment of long-lived assets	188	—
Impairment of minority investment	—	2,347
Amortization of discount on convertible debt	7,927	7,555
Deferred income tax benefit	(7,282)	—
Changes in operating assets and liabilities:
Accounts receivable	(11,447)	(803)
Inventories	11,298	(18,789)
Other assets	8,472	(1,176)
Accounts payable	9,851	8,037
Accrued compensation	2,824	(12,490)
Other accrued liabilities	17,639	2,902
Deferred revenue	—	1,333
Net cash provided by operating activities	59,816	45,712
Investing activities
Additions to property, equipment and improvements	(104,902)	(51,755)
Purchases of short-term investments	(659,709)	(644,242)
Maturities of short-term investments	714,348	668,594
Net cash used in investing activities	(50,263)	(27,403)
Financing activities
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	6,780	6,712
Shares repurchased for tax withholdings on vesting of restricted stock units	(2,401)	(6,423)
Net cash provided by financing activities	4,379	289
Net increase in cash and cash equivalents	13,932	18,598
Cash and cash equivalents at beginning of period	312,257	260,228
Cash and cash equivalents at end of period	$326,189	$278,826
Supplemental disclosure of cash flow information
Cash paid for interest	$2,085	$2,085
Cash paid for taxes	$2,699	$2,969

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of July 29, 2018 and for the three month periods ended July 29, 2018 and July 30, 2017 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of July 29, 2018, its operating results for the three month periods ended July 29, 2018 and July 30, 2017, and its cash flows for the three month periods ended July 29, 2018 and July 30, 2017. Operating results for the three month periods ended July 29, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending April 28, 2019. The condensed consolidated balance sheet as of April 29, 2018 has been derived from the audited consolidated financial statements as of that date, but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2018.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

2. Summary of Significant Accounting Policies
For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 29, 2018. There have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K, except for the adoption of a new revenue recognition standard as described below.
Effect of Adoption of New Accounting Standard
In May 2014, the Financial Accounting Standards Board (the "FASB"), jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard on April 30, 2018, using a modified retrospective approach. The Company's assessment has identified a change in revenue recognition timing on sales made to distributors. Upon adopting this standard, the Company now recognizes revenue upon delivery of products to the distributor (in accordance with established shipping and delivery terms) rather than deferring recognition until the distributor sells the product to the end customer. On April 30, 2018, the Company removed the deferred revenue (and corresponding deferred cost of sales) on sales to distributors through a cumulative adjustment to accumulated deficit. The adoption resulted in an approximately net $8.6 million reduction of accumulated deficit with a corresponding approximately $9.5 million reduction of deferred revenue, an approximately $535,000 reduction of other non-current liabilities, an approximately $760,000 increase in other current assets, and an approximately $2.3 million reduction of deferred tax assets. Based on the Company's assessment, only minimal changes were required to the Company's existing policies, processes, and controls to support the standard's measurement and disclosure requirements. During fiscal 2018, the Company and certain licensees agreed to modify specific terms of some of the Company's out-licensing agreements by granting licensees cancellation rights to cease future payments in the event that licensees cease using the licensed technology. These licensing agreements provided for a settlement and release of any prior claims and licensing of the Company’s technology over a future period. Prior to the modification there were no cancellation rights. In accordance with the new accounting standard, the Company utilized one of the practical expedients for adoption that allowed the Company to reflect the aggregate effect of all modifications that have occurred before the beginning of the earliest period presented in accordance with this new accounting standard. Absent these modifications, the Company would have recognized, in addition to the amounts described above, approximately $24.4 million of cumulative effect of adoption of the new accounting standard in the earliest period presented in accordance with this new accounting standard. The Company may provide similar cancellation rights in comparable licensing agreements that may be executed in the future.

The following table summarizes the impacts of adopting the new revenue recognition standard on the Company's condensed consolidated financial statements for the first quarter of fiscal 2019:

	Three Months Ended July 29, 2018
(in thousands)	As reported	Adjustments	Without new revenue standard
Revenues	$317,336	$(6,489)	$310,847
Cost of revenues	236,156	(3,169)	232,987
Gross profit	80,684	(3,320)	77,364
Net loss	$(18,489)	$(3,320)	$(21,809)

	As of July 29, 2018
(in thousands)	As reported	Adjustments	Without new revenue standard
Other current assets	$54,862	$(425)	$54,437
Deferred tax assets	$85,873	$2,259	$88,132
Deferred revenue	$—	$13,241	$13,241
Other non-current liabilities	$11,366	$465	$11,831
Accumulated deficit	$(1,221,970)	$(11,872)	$(1,233,842)
The following table presents the Company's revenues disaggregated by geography, based on the location of the entity purchasing the Company’s products:

	Three Months Ended
(in thousands)	July 29, 2018	July 30, 2017
United States	$110,400	$112,062
China	79,713	78,798
Malaysia	19,754	27,990
Rest of the world	107,469	122,956
Totals	$317,336	$341,806
The following table presents the Company's revenues disaggregated by market application:

	Three Months Ended
(in thousands)	July 29, 2018	July 30, 2017
Datacom	$238,120	$258,314
Telecom	79,216	83,492
Totals	$317,336	$341,806
U.S. Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted, which contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate, implementing a territorial tax system, and imposing a one-time tax on deemed repatriation of earnings of foreign subsidiaries. The Company has not adjusted its provisional tax estimates related to TCJA that were recorded in fiscal 2018. The ultimate impact on the Company's consolidated financial statements may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the Company's 2017 U.S. corporate income tax return is filed in 2018.
Pending Adoption of New Accounting Standards
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
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
(in thousands, except per share amounts)	July 29, 2018	July 30, 2017
Numerator:
Net income (loss)	$(18,489)	$19,859
Numerator for basic net income (loss) per share	(18,489)	19,859
Numerator for diluted net income (loss) per share	$(18,489)	$19,859
Denominator:
Denominator for basic net income (loss) per share - weighted average shares	115,867	112,544
Effect of dilutive securities:
Stock options and restricted stock units	—	3,154
Dilutive potential common shares	—	3,154
Denominator for diluted net income (loss) per share	115,867	115,698
Net income (loss) per share:
Basic	$(0.16)	$0.18
Diluted	$(0.16)	$0.17
The following table presents potential shares of common stock excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended
(in thousands)	July 29, 2018	July 30, 2017
Stock options and restricted stock units	5,710	1,080
0.50% Convertible Senior Notes due 2033 and 0.50% Convertible Senior Notes due 2036 were excluded from the calculation of diluted earnings per share under the treasury stock method for the periods when the conversion price exceeded the average market price for the Company's common stock.

4. Inventories

Inventories consist of the following:	As of
(in thousands)	July 29, 2018	April 29, 2018
Raw materials	$72,228	$84,441
Work-in-process	188,897	186,160
Finished goods	64,721	77,926
Total inventories	$325,846	$348,527

5. Investments
The Company's portfolio of fixed income securities consists of commercial paper notes and term bank certificates of deposit. All of the Company's investments in fixed income securities have original maturity (maturity at the purchase date) of less than 12 months and are reported as short-term investments in the consolidated balance sheets as of July 29, 2018 and April 29, 2018. All of the Company's investments in fixed income securities are classified as held-to-maturity since the Company has the positive intent and ability to hold these investments until maturity. These investments are carried at amortized cost.
The Company's investments in fixed income securities as of July 29, 2018 and April 29, 2018 were as follows:

	July 29, 2018				April 29, 2018
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Commercial paper	$494,510	$—	$—	$494,510	$548,010	$—	$—	$548,010
Certificates of deposit	338,171	—	—	338,171	336,828	—	—	336,828
Total	$832,681	$—	$—	$832,681	$884,838	$—	$—	$884,838

During the three month periods ended July 29, 2018 and July 30, 2017, there were no gross unrealized gains or losses, no realized gains or losses, and no other-than-temporary impairments.

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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $465.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $109.9 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of July 29, 2018, the remaining debt discount amortization period was 41 months.

As of July 29, 2018, the 2036 Notes consisted of the following (in thousands):

Liability component:
Principal	$575,000
Unamortized debt discount	(77,556)
Unamortized debt issuance costs	(3,128)
Net carrying amount of the liability component	$494,316
Carrying amount of the equity component	$109,881

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

The following table sets forth interest expense information related to the 2036 Notes:

	Three Months Ended
(in thousands, except percentages)	July 29, 2018	July 30, 2017
Contractual interest expense	$719	$719
Amortization of the debt discount	5,208	4,964
Amortization of issuance costs	231	231
Total interest cost	$6,158	$5,914
Effective interest rate on the liability component	4.85%	4.85%
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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of July 29, 2018, the remaining debt discount amortization period was 4 months.

As of July 29, 2018, the 2033 Notes consisted of the following (in thousands):

Liability component:
Principal	$258,750
Unamortized debt discount	(4,369)
Unamortized debt issuance costs	(231)
Net carrying amount of the liability component	$254,150
Carrying amount of the equity component	$49,648

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

The following table sets forth interest expense information related to the 2033 Notes:

	Three Months Ended
(in thousands, except percentages)	July 29, 2018	July 30, 2017
Contractual interest expense	$324	$324
Amortization of the debt discount	2,719	2,591
Amortization of issuance costs	154	154
Total interest cost	$3,197	$3,069
Effective interest rate on the liability component	4.87%	4.87%
The Company applies the treasury stock method to determine the potential dilutive effect of the 2033 Notes on net income per share as a result of the Company's intent and stated policy to settle the principal amount of the 2033 Notes in cash.

As explained above, the terms of the 2033 Notes include a provision that allows the holders to require the Company to redeem any of their notes on December 15, 2018. Accordingly, all $254.2 million of the net carrying amount of the liability component of the 2033 Notes outstanding as of July 29, 2018 was classified as a current liability as of that date.

7. Fair Value of Financial Instruments
The Company's financial instruments not measured at fair value on a recurring basis as of July 29, 2018 and April 29, 2018 were as follows:

	July 29, 2018					April 29, 2018
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Commercial paper	$494,510	$—	$494,510	$—	$494,510	$548,010	$—	$548,010	$—	$548,010
Certificates of deposit	$338,171	$—	$338,171	$—	$338,171	$336,828	$—	$336,828	$—	$336,828
2033 Notes	$254,150	$256,087	$—	$—	$256,087	$251,278	$256,001	$—	$—	$256,001
2036 Notes	$494,316	$518,046	$—	$—	$518,046	$488,877	$520,016	$—	$—	$520,016

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

On May 1, 2017, the District Court denied the motion and a case scheduling order has been issued. On December 5, 2017, the District Court issued an order denying class certification. On February 1, 2018, the plaintiff filed a petition with the Ninth Circuit Court of Appeals for permission to appeal the denial of class certification and, on July 13, 2018, the Ninth Circuit Court of Appeals denied the petition for permission to appeal.

In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement have been filed in the California Superior Court for the County of Santa Clara, and a third derivative lawsuit has been filed in the United States District Court for the Northern District of California. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors at the time of the claim and certain officers, including Jerry Rawls, the Company's former Chief Executive Officer and former Chairman of the Board, Eitan Gertel, the Company’s former Chief Executive Officer, and Kurt Adzema, the Company’s Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against the Company. The state court cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint. The derivative cases were stayed pending a ruling in the federal class action case. On August 7, 2017, the plaintiff in the federal case filed an amended complaint. On March 9, 2018, the Company filed a motion to dismiss the amended complaint.

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
The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of July 29, 2018. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

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

Critical Accounting Estimates
The preparation of our financial statements and related disclosures requires that we make estimates, assumptions and judgments that can have a significant impact on our revenue and operating results, as well as on the value of certain assets and contingent liabilities on our balance sheet. The methods, assumptions, and estimates that we use in applying our accounting policies may require us to apply judgments regarding matters that are inherently uncertain. We consider an accounting policy to be a critical estimate if: (1) we must make assumptions that were uncertain when the judgment was made, and (2) changes in the estimate assumptions, or the selection of a different estimate methodology, could have a significant impact on our financial position and the results that we report in our consolidated financial statements. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on the information available when the estimate was made. We believe there have been no significant changes in our critical accounting estimates from those described in our Annual Report on Form 10-K for the fiscal year ended April 29, 2018.

Results of Operations

Revenues (by market application)	Three Months Ended
(in thousands, except percentages)	July 29, 2018	July 30, 2017	Change	% Change
Datacom revenue	$238,120	$258,314	$(20,194)	(8)%
Telecom revenue	79,216	83,492	(4,276)	(5)%
Total revenues	$317,336	$341,806	$(24,470)	(7)%

During the first quarter of fiscal 2019, we recognized revenue based on the ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” but revenue for the three months ended July 30, 2017 was recognized based on Topic 605. Therefore, the periods are not directly comparable. For additional information regarding the impact of the new accounting standard on our revenue, please refer to “Part I, Item 1, Financial Statements - Note 2. Summary of Significant Accounting Policies”.

Datacom revenue for the three month period ended July 29, 2018 decreased approximately $20.2 million compared to the three month period ended July 30, 2017. During the period, 40 Gbps datacom transceiver revenue declined approximately $23.3 million while 100 Gbps datacom transceiver revenue increased by approximately $3.6 million.

Telecom revenue for the three month period ended July 29, 2018 decreased approximately $4.3 million compared to the three month period ended July 30, 2017. During the period, 10 Gbps telecom transceiver revenue declined approximately $3.8 million and 100 Gbps telecom transceiver revenue declined approximately $5.4 million while WSS and ROADM line card revenue increased approximately $8.2 million. We believe this decline was due to lower demand for telecom products from our Chinese OEM customers.

Amortization of Acquired Developed Technology
(in thousands, except percentages)	July 29, 2018	July 30, 2017	Change	% Change
Three months ended	$496	$611	$(115)	(19)%

Amortization of acquired developed technology for the three month period ended July 29, 2018 decreased compared to the three month period ended July 30, 2017 due to the roll-off of amortization of certain intangible assets related to our prior acquisitions.

Gross Profit
(in thousands, except percentages)	July 29, 2018	July 30, 2017	Change	% Change
Three months ended	$80,684	$115,299	$(34,615)	(30)%
As a percentage of revenues	25%	34%

Gross profit is calculated as revenues less cost of revenues, amortization of acquired developed technology, and, if applicable, impairment of long-lived assets. The gross profit decline for the three month period ended July 29, 2018, compared to the respective prior periods was attributable to the combination of overall lower revenue levels and the decline in gross margin.

Gross margin is gross profit reflected as a percentage of revenues. Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, and inventory adjustments for excess and obsolete inventory. Gross margin for the three month period ended July 29, 2018 declined compared to the three month period ended July 30, 2017 mostly due to decreases in the average selling prices for our products. In addition, gross margin percentage declined approximately 130 basis points due to the negative impact of fixed manufacturing costs relative to lower revenue in the current year period.

Our industry is characterized by products with average selling prices that decrease over time and we expect this trend to continue. Future decreases in average selling prices will have an unfavorable impact on our future gross profit, which may be partially or fully offset in any period in the event that we are successful in increasing the number of units sold and/or increasing sales of products with higher gross margins. Future decreases in average selling prices also will have an unfavorable impact on our future gross margin, which may be partially or fully offset in any period in the event that we are successful in decreasing the cost of goods sold of our products and/or increasing sales of products with higher gross margins.

Research and Development Expenses
(in thousands, except percentages)	July 29, 2018	July 30, 2017	Change	% Change
Three months ended	$63,059	$58,040	$5,019	9%

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping, and allocated facilities and IT support costs. Research and development expenses for the three month period ended July 29, 2018 increased compared to the three month period ended July 30, 2017 primarily due to $7.0 million of employee severance compensation and other expenses related to restructuring activities undertaken during the first quarter of fiscal 2019.

Sales and Marketing Expenses
(in thousands, except percentages)	July 29, 2018	July 30, 2017	Change	% Change
Three months ended	$12,480	$12,351	$129	1%

Sales and marketing expenses consist primarily of salaries and related costs of employees engaged in sales and marketing functions, including stock-based compensation charges related to those employees, commissions for our external sales representatives, costs related to marketing and promotional activities, and allocated facilities and IT support costs. Sales and marketing expenses for the three month period ended July 29, 2018 increased compared to the three month period ended July 30, 2017 due to employee compensation expenses related to a reduction in force activities undertaken during the first quarter of fiscal 2019.

General and Administrative Expenses
(in thousands, except percentages)	July 29, 2018	July 30, 2017	Change	% Change
Three months ended	$12,643	$14,289	$(1,646)	(12)%

General and administrative expenses consist primarily of salaries and related costs of employees engaged in general and administrative functions, including stock-based compensation charges related to those employees, legal, audit and other professional fees, insurance costs, human resources and other corporate costs, and allocated facilities and IT support costs. General and administrative expenses for the three month period ended July 29, 2018 decreased compared to the three month period ended July 30, 2017 due to governmental subsidies received in fiscal 2019 in certain jurisdictions in which we conduct business.

Start-Up Costs
(in thousands, except percentages)	July 29, 2018	July 30, 2017	Change	% Change
Three months ended	$7,553	$—	$7,553	100%

Start-up costs consist of operating expenses, including employee compensation, facility maintenance and other expenses, related to our recently purchased 700,000 square foot manufacturing facility in Sherman, Texas during the period while it is being brought to its intended use.

Interest Income
(in thousands, except percentages)	July 29, 2018	July 30, 2017	Change	% Change
Three months ended	$5,155	$3,440	$1,715	50%

Interest income for the three month period ended July 29, 2018 increased compared to the three month period ended July 30, 2017 due to an increase in interest rates.

Interest Expense
(in thousands, except percentages)	July 29, 2018	July 30, 2017	Change	% Change
Three months ended	$9,386	$9,013	$373	4%

Interest expense for the three month period ended July 29, 2018 increased compared to the three month period ended July 30, 2017 due to the amortization of the debt discount on our 0.50% Convertible Senior Notes due 2036 issued in December 2016.

Other Income (Expense), Net
(in thousands, except percentages)	July 29, 2018	July 30, 2017	Change	% Change
Three months ended	$(1,789)	$(2,694)	$905	(34)%

The change in other income (expense), net for the three month period ended July 29, 2018 as compared to the three month period ended July 30, 2017 was due to a $2.4 million impairment of one of our minority investments, recognized during the three month period ended July 30, 2017, due to this investee's prolonged negative results of operations and cash flows, partially offset by fluctuations of foreign currency exchange rates.

Provision for (Benefit from) Income Taxes
(in thousands, except percentages)	July 29, 2018	July 30, 2017	Change	% Change
Three months ended	$(3,222)	$1,786	$(5,008)	(280)%

The change from income tax provision for the three month period ended July 30, 2017 to benefit from income taxes for the three month period ended July 29, 2018 was primarily due to pre-tax losses incurred in the U.S. in the first quarter of fiscal 2019 and corresponding deferred tax benefit.

Liquidity and Capital Resources

	Three Months Ended
(in millions)	July 29, 2018	July 30, 2017
Net cash provided by operating activities	$59.8	$45.7
Net cash used in investing activities	$(50.3)	$(27.4)
Net cash provided by financing activities	$4.4	$0.3

Operating Cash Flows
Net cash provided by operating activities in the three month period ended July 29, 2018 primarily consisted of our net loss, as adjusted to exclude depreciation, amortization and other non-cash items totaling $39.7 million. Net cash provided by operating activities in the three month period ended July 30, 2017 primarily consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $46.8 million.

Investing Cash Flows
Net cash used in investing activities in the three month period ended July 29, 2018 primarily consisted of expenditures for capital assets. Net cash used in investing activities in the three month period ended July 30, 2017 primarily consisted of expenditures for capital assets.

Financing Cash Flows
Net cash provided by financing activities in the three month period ended July 29, 2018 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans, offset by share repurchases for tax withholdings on vesting of restricted stock units. Net cash provided by financing activities in the three month period ended July 30, 2017 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans, offset by share repurchases for tax withholdings on vesting of restricted stock units.
Contractual Obligations and Commercial Commitments
Our contractual obligations at July 29, 2018 were as follows (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 Years	4-5 Years	5 Years
0.5% Convertible Senior Notes due 2033	$258,750	$258,750	$—	$—	$—
0.5% Convertible Senior Notes due 2036	575,000	—	—	575,000	—
Interest on 2033 Notes (a)	485	485	—	—	—
Interest on 2036 Notes (b)	9,703	2,875	5,750	1,078	—
Operating leases (c)	39,589	10,367	14,432	9,543	5,247
Capital purchase obligations	58,789	58,789	—	—	—
Other purchase obligations	115,485	115,485	—	—	—
Total contractual obligations	$1,057,801	$446,751	$20,182	$585,621	$5,247
_________________

(a)	Includes interest on our 0.50% Convertible Senior Notes due 2033 through December 2018 as we have the right to redeem the notes in whole or in part at any time on or after December 22, 2018.

(b)	Includes interest on our 0.50% Convertible Senior Notes due 2036 through December 2021 as we have the right to redeem the notes in whole or in part at any time on or after December 22, 2021.

(c)	Includes operating lease obligations that have been accrued as restructuring charges.

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
Capital purchase obligations represent commitments for the construction or purchase of property, equipment and improvements. They were not recorded as liabilities on our consolidated balance sheets as of July 29, 2018, as we had not yet received the related goods or taken title to the property.
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

Sources of Liquidity and Capital Resource Requirements

At July 29, 2018, our principal sources of liquidity consisted of approximately $1.2 billion of cash and cash equivalents and short-term investments, of which approximately $179 million was held by our foreign subsidiaries.

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

Off-Balance-Sheet Arrangements

At July 29, 2018 and April 29, 2018, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Finisar, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 29, 2018. Our exposure related to market risk has not changed materially since April 29, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Part I, Item 1, Financial Statements - Note 8. Legal Matters” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended July 29, 2018.

Item 1A. Risk Factors

OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS, INCLUDING THOSE DESCRIBED BELOW. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. THE RISK FACTORS DESCRIBED BELOW DO NOT CONTAIN ANY MATERIAL CHANGES FROM THOSE PREVIOUSLY DISCLOSED IN ITEM 1A OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 29, 2018.

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

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs on the foreign imports of certain materials. More specifically, in March, April and July of 2018, the U.S. and China have applied tariffs or announced tariffs to be applied in the future to certain of each other’s exports. The list of proposed U.S. tariffs on Chinese products released in July 2018 includes transceiver and other products manufactured in our facility in Wuxi, China. If these new tariffs are implemented, sales of our products manufactured in China and shipped to the United States could decrease, which would negatively impact our business. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively impacting China’s overall economic condition, which could have negative repercussions for our business. Furthermore, the imposition of tariffs could cause a decrease in the sales of our products to customers located in China or to other customers selling to Chinese end users, which would directly impact our business.

The current U.S. President, members of his administration, and other public officials, including members of the current U.S. Congress, have made public statements indicating possible significant changes in U.S. trade policy and have taken certain actions that may impact U.S. trade policy, including imposing new or increased tariffs on certain goods imported into the United States. Since we manufacture a significant majority of our products outside the United States, such changes, if adopted, could have a disproportionate impact on our business and make our products more expensive and less competitive in domestic markets. Furthermore, changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers, leading to increased costs of components contained in our products, increased costs of manufacturing our products, and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales and revenues to drop, which could materially and adversely impact our business and results of operations.

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

Not all of our past acquisitions have been successful. In the past, we have subsequently sold some of the assets acquired in prior acquisitions, discontinued product lines and closed acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. Through fiscal 2019, we have written off all of the goodwill associated with our past acquisitions with the exception of the more recently completed acquisitions of Ignis, Red-C and u2t. We cannot assure you that we will be successful in overcoming problems encountered in connection with our past acquisitions or potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with our past acquisitions or any of our future acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.

Since inception, we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2019, we wrote off an aggregate of $28.6 million in eight investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $602,000 of such equity investments remaining on our balance sheet as of July 29, 2018 in future periods.

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

On December 22, 2017, H.R.1, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), was signed into law. The TCJA is complex and includes amendments that significantly change the taxation of offshore earnings and the deductibility of interest. The TCJA had a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense. The TCJA implements a territorial tax system, which includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. The mandatory deemed repatriation of these undistributed earnings has been offset by federal and state net operating loss carryforwards, and state credit carryforwards. Additionally, TCJA introduces new international tax provisions that will be effective for our fiscal year 2019, including (i) a new provision designed to currently tax the global low-taxed income of our foreign subsidiaries, together with a deduction of up to 50 percent and a partial credit for foreign taxes incurred by the foreign subsidiaries; (ii) limitations on the deductibility of certain base eroding payments to foreign entities; and (iii) limitations on the use of foreign tax credits to reduce U.S. income tax liability. While each of these provisions may have an impact on our tax expense for fiscal year 2019 and future periods, we expect the minimum tax on certain base erosion payments to have the most significant impact. We are currently assessing the effect of the TCJA on our business and consolidated financial statements. Reference is made to "Part I, Item 1, Financial Statements - Note 2. Summary of Significant Accounting Policies. U.S. Tax Reform" for further discussion of the TCJA.

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

•	potential changes resulting from the IRS's clarification of the TCJA.

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

Exports of certain of our products are subject to export controls imposed by the U.S. Government and administered by the United States Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations, or EAR, administered by the Department of Commerce's Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations, or ITAR, administered by the Department of State's Directorate of Defense Trade Controls, require a license. Certain of our fiber optics products are subject to EAR and we historically have sold some products, including certain products developed with government funding, which are subject to ITAR. Products developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation.

Given the current global political climate, obtaining export licenses can be difficult and time-consuming. Failure to obtain export licenses for these shipments or having one or more of our customers be restricted from receiving exports from us could significantly reduce our revenue and materially adversely affect our business, financial condition and results of operations. Compliance with governmental regulations also subjects us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

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

In the ordinary course of our business, we maintain sensitive personal data on our networks, including confidential information relating to our customers, employees and business partners. Global privacy legislation, enforcement, and policy activity are rapidly expanding and are creating a complex compliance regulatory environment regarding the collection, use, storage and disclosure of such information. These laws and regulations are still evolving and are likely to be in flux and subject to uncertain interpretation for the foreseeable future. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Furthermore, personal privacy, cyber security, and data protection are becoming increasingly significant issues in China. To address these issues, the Standing Committee of the National People’s Congress promulgated the Cyber Security Law of the People’s Republic of China (the “Cyber Security Law”), which took effect on June 1, 2017. The Cyber Security Law sets forth various requirements relating to the collection, use, storage, disclosure and security of data, among other things. Various Chinese agencies are expected to issue additional regulations in the future to define these requirements more precisely. These requirements may increase our costs of compliance.

Additionally, the European Union recently adopted the General Data Protection Regulation (the “GDPR”), which comprehensively reforms the EU’s data protection laws and took effect in May 2018. The GDPR imposes strict data protection requirements that may necessitate changes to our business practices to comply with the new requirements or to address the concerns of our customers or business partners relating to the GDPR. The GDPR also includes severe financial penalties for non-compliance. Complying with any new regulatory requirements could force us to incur substantial expenses or require us to change our business practices in a manner that could harm our business. Any non-compliance may result in lawsuits, regulatory fines, or other actions or liability. Our business may also be harmed if these privacy-related laws or any newly adopted privacy-related laws are interpreted or implemented in a manner that is inconsistent from country to country and inconsistent with our current policies and practices, or those of our customers or business partners. Costs to comply with rapidly changing global privacy-related laws and regulations and to implement related data protection measures could be significant. We may also have to change the manner in which we contract with our business partners, store and transfer information and otherwise conduct our business, which could increase our costs and harm our financial results. In addition, even inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others, resulting in fines, penalties, restrictions on or prohibitions on our operations in certain jurisdictions, increased compliance costs and other adverse effects.

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

As of July 29, 2018, we had outstanding an aggregate principal amount of $258.8 million of our 2033 Notes and an aggregate principal amount of $575.0 million of our 2036 Notes. The 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments, and the 2036 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $44.17 per share, subject to adjustments. An aggregate of approximately 8,572,413 and 13,017,885 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes and all outstanding 2036 Notes, respectively, at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	First Amendment to Lease Agreement by and between Finistar (CA-TX) Limited Partnership and Finisar Corporation, dated July 30, 2018
10.2*	Finisar Executive Retention and Severance Plan, as amended and restated effective July 15, 2018
10.3*	Form of Restricted Stock Unit Issuance Agreement - Officers (2018)
10.4*	Form of Officer Performance Restricted Stock Unit Issuance Agreement (2018)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* - Compensatory plan or management contract

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

Dated: September 6, 2018