Form 10-Q
period 2018-10-28
FINISAR CORP
filed 2018-12-03
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 28, 2018
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

Number of shares of the registrant's common stock, $.001 par value, outstanding as of November 29, 2018: 117,403,766

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended October 28, 2018

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	October 28, 2018	April 29, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$332,138	$312,257
Short-term investments	837,658	884,838
Accounts receivable, net of allowance for doubtful accounts of $280 at October 28, 2018 and $269 at April 29, 2018	247,688	233,529
Inventories	309,500	348,527
Other current assets	51,231	56,001
Total current assets	1,778,215	1,835,152
Property, equipment and improvements, net	600,972	520,849
Purchased intangible assets, net	5,810	7,878
Goodwill	106,736	106,736
Other assets	12,250	31,720
Deferred tax assets	89,202	80,850
Total assets	$2,593,185	$2,583,185
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$133,539	$132,161
Accrued compensation	36,152	32,525
Other accrued liabilities	54,746	32,824
Deferred revenue	—	9,535
Current portion of convertible debt	257,067	251,278
Total current liabilities	481,504	458,323
Long-term liabilities:
Convertible debt, net of current portion	499,838	488,877
Other non-current liabilities	11,558	12,368
Total liabilities	992,900	959,568
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at October 28, 2018 and April 29, 2018	—	—
Common stock, $0.001 par value, 750,000 shares authorized, 117,354 shares and 114,813 shares issued and outstanding at October 28, 2018 and April 29, 2018, respectively	117	115
Additional paid-in capital	2,885,319	2,850,195
Accumulated other comprehensive loss	(57,906)	(14,660)
Accumulated deficit	(1,227,245)	(1,212,033)
Total stockholders' equity	1,600,285	1,623,617
Total liabilities and stockholders' equity	$2,593,185	$2,583,185
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017

Revenues	$325,423	$332,205	$642,759	$674,011
Cost of revenues	239,244	235,389	475,400	461,285
Amortization of acquired developed technology	496	611	992	1,222
Gross profit	85,683	96,205	166,367	211,504
Operating expenses:
Research and development	52,674	60,560	115,733	118,600
Sales and marketing	12,427	12,230	24,907	24,581
General and administrative	12,832	13,283	25,475	27,572
Start-up costs	11,419	—	18,972	—
Amortization of purchased intangibles	436	665	1,076	1,372
Total operating expenses	89,788	86,738	186,163	172,125
Income (loss) from operations	(4,105)	9,467	(19,796)	39,379
Interest income	5,981	3,746	11,136	7,186
Interest expense	(9,490)	(9,131)	(18,876)	(18,144)
Other income (expense), net	784	1,111	(1,005)	(1,583)
Income (loss) before income taxes	(6,830)	5,193	(28,541)	26,838
Provision for (benefit from) income taxes	(1,555)	(664)	(4,777)	1,122
Net income (loss)	$(5,275)	$5,857	$(23,764)	$25,716
Net income (loss) per share:
Basic	$(0.04)	$0.05	$(0.20)	$0.23
Diluted	$(0.04)	$0.05	$(0.20)	$0.22
Shares used in computing net income (loss) per share:
Basic	117,284	113,960	116,575	113,252
Diluted	117,284	115,443	116,575	115,973

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Net income (loss)	$(5,275)	$5,857	$(23,764)	$25,716
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	(13,549)	2,516	(43,245)	16,200
Total other comprehensive income (loss), net of tax	(13,549)	2,516	(43,245)	16,200
Total comprehensive income (loss)	$(18,824)	$8,373	$(67,009)	$41,916

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	October 28, 2018	October 29, 2017
Operating activities
Net income (loss)	$(23,764)	$25,716
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	48,606	48,187
Amortization	2,838	3,364
Stock-based compensation expense	29,820	28,677
Amortization of discount on held-to-maturity investments	(5,666)	(3,638)
Impairment of long-lived assets	233	—
Impairment of minority investment	399	2,347
Amortization of discount on convertible debt	15,981	15,232
Deferred income tax benefit	(10,611)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,190)	11,507
Inventories	21,563	(31,418)
Other assets	7,458	(5,718)
Accounts payable	(2,848)	11,479
Accrued compensation	3,627	(17,906)
Other accrued liabilities	11,826	(3,986)
Deferred revenue	—	4,701
Net cash provided by operating activities	98,272	88,544
Investing activities
Additions to property, equipment and improvements	(135,660)	(97,491)
Purchases of short-term investments	(830,277)	(887,780)
Maturities of short-term investments	882,872	909,860
Net cash used in investing activities	(83,065)	(75,411)
Financing activities
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	7,075	7,609
Shares repurchased for tax withholdings on vesting of restricted stock units	(2,401)	(6,423)
Net cash provided by financing activities	4,674	1,186
Net increase in cash and cash equivalents	19,881	14,319
Cash and cash equivalents at beginning of period	312,257	260,228
Cash and cash equivalents at end of period	$332,138	$274,547
Supplemental disclosure of cash flow information
Cash paid for interest	$2,085	$2,085
Cash paid for taxes	$3,715	$6,090

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of October 28, 2018 and for the three and six month periods ended October 28, 2018 and October 29, 2017 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of October 28, 2018, its operating results for the three and six month periods ended October 28, 2018 and October 29, 2017, and its cash flows for the six month periods ended October 28, 2018 and October 29, 2017. Operating results for the three and six month periods ended October 28, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending April 28, 2019. The condensed consolidated balance sheet as of April 29, 2018 has been derived from the audited consolidated financial statements as of that date, but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2018.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
Merger Agreement
On November 8, 2018, the Company, II-VI Incorporated, a Pennsylvania corporation (“Parent”) and Mutation Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The closing of the Merger is subject to, among other things, the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of Company Stock (the “Company Stockholder Approval”) and the affirmative vote of at least a majority of the votes cast for the proposal on the issuance of the Parent Common Stock and any restricted units of Parent issuable in connection with the Merger (the “Parent Stockholder Approval”). The closing of the Merger is also subject to various other customary conditions.

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
Effect of Adoption of New Accounting Standard
In May 2014, the Financial Accounting Standards Board (the "FASB"), jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company adopted this standard on April 30, 2018, applying it to all contracts, using a modified retrospective approach. Substantially all of the Company's revenues are derived from sales of products to customers. Upon adopting this standard, the Company recognizes revenue when it satisfies performance obligations as evidenced by the transfer of control of its products to customers at the time of product shipment from the Company's facility or delivery to the customer location, as determined by the agreed upon shipping and delivery terms. The Company's assessment has identified a change in revenue recognition timing on sales made to distributors. Upon adopting this standard, the Company now recognizes revenue upon delivery of products to the distributor (in accordance with agreed upon shipping and delivery terms) rather than deferring recognition until the distributor sells the product to the end customer. On April 30, 2018, the Company removed the deferred revenue (and corresponding deferred cost of sales) on sales to distributors through a cumulative adjustment to accumulated deficit. This resulted in an approximately net $8.6 million reduction of accumulated deficit with a corresponding approximately $9.5 million reduction of deferred revenue, an approximately $535,000 reduction of other non-current liabilities, an approximately $760,000 increase in other current assets, and an approximately $2.3 million reduction of deferred tax assets. The Company measures revenue based on the amount of consideration it expects to be entitled to in exchange for products, reduced by amount of consideration related to products expected to be returned. Any variable consideration is recognized as a reduction of revenue at the time of revenue recognition. The Company determines variable consideration, which primarily consists of distributor sales price reductions resulting from price protection agreements, by estimating impact of such reductions based on historical analysis of such activity. The Company’s contracts with customers do not typically include extended payment terms and payment terms generally range from 30 to 90 days. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenues. The Company's standard warranty period usually covers 12 months from the date of sale, although it can be for longer periods for certain products. Based on the Company's assessment, only minimal changes were required to the Company's existing policies, processes, and controls to support the standard's measurement and disclosure requirements. During fiscal 2018, the Company and certain licensees agreed to modify specific terms of some of the Company's out-licensing agreements by granting licensees cancellation rights to cease future payments in the event that licensees cease using the licensed technology. These licensing agreements provided for a settlement and release of any prior claims and licensing of the Company’s technology over a future period. Prior to the modification there were no cancellation rights. In accordance with the new accounting standard, the Company utilized one of the practical expedients for adoption that allowed the Company to reflect the aggregate effect of all modifications that have occurred before the beginning of the earliest period presented in accordance with this new accounting standard. Absent these modifications, the Company would have recognized, in addition to the amounts described above, approximately $24.4 million of cumulative effect of adoption of the new accounting standard in the earliest period presented in accordance with this new accounting standard. The Company may provide similar cancellation rights in comparable licensing agreements that may be executed in the future.
The following table summarizes the impacts of adopting the new revenue recognition standard on the Company's condensed consolidated financial statements for the three and six month periods ended October 28, 2018:

	Three Months Ended October 28, 2018
(in thousands)	As reported	Adjustments	Without new revenue standard
Revenues	$325,423	$(2,402)	$323,021
Cost of revenues	239,244	(1,530)	237,714
Gross profit	85,683	(872)	84,811
Net loss	$(5,275)	$(872)	$(6,147)

	Six Months Ended October 28, 2018
(in thousands)	As reported	Adjustments	Without new revenue standard
Revenues	$642,759	$(8,891)	$633,868
Cost of revenues	475,400	(4,699)	470,701
Gross profit	166,367	(4,192)	162,175
Net loss	$(23,764)	$(4,192)	$(27,956)

	As of October 28, 2018
(in thousands)	As reported	Adjustments	Without new revenue standard
Other current assets	$51,231	$(590)	$50,641
Deferred tax assets	$89,202	$2,259	$91,461
Deferred revenue	$—	$14,021	$14,021
Other non-current liabilities	$11,558	$396	$11,954
Accumulated deficit	$(1,227,245)	$(12,748)	$(1,239,993)

The following table presents the Company's revenues disaggregated by geography, based on the location of the entity purchasing the Company’s products:

	Three Months Ended		Six Months Ended
(in thousands)	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
United States	$114,926	$126,191	$225,326	$238,253
China	82,804	65,233	162,517	144,031
Malaysia	15,829	29,578	35,583	57,568
Rest of the world	111,864	111,203	219,333	234,159
Totals	$325,423	$332,205	$642,759	$674,011
The following table presents the Company's revenues disaggregated by market application:

	Three Months Ended		Six Months Ended
(in thousands)	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Datacom	$238,074	$256,625	$476,194	$514,939
Telecom	87,349	75,580	166,565	159,072
Totals	$325,423	$332,205	$642,759	$674,011
U.S. Tax Reform
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted, which contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate, implementing a territorial tax system, and imposing a one-time tax on deemed repatriation of earnings of foreign subsidiaries. The Company has not adjusted its provisional tax estimates related to TCJA that were recorded in fiscal 2018. The ultimate impact on the Company's consolidated financial statements may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete during the third quarter of fiscal 2019 upon filing of the Company's 2017 U.S. corporate income tax return.
Pending Adoption of New Accounting Standards
In February 2016, the FASB issued an accounting standards update which replaces the current lease accounting standard. The update will require lessees, among other items, to recognize a right-of-use asset and a lease liability for most leases. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain optional practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented, but provides an optional application at the adoption date. The Company expects to adopt this standard in the first quarter of its fiscal 2020. The Company is currently evaluating potential effects on its consolidated financial position, results of operations and cash flows from the adoption of this standard.
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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Numerator:
Net income (loss)	$(5,275)	$5,857	$(23,764)	$25,716
Numerator for basic net income (loss) per share	(5,275)	5,857	(23,764)	25,716
Numerator for diluted net income (loss) per share	$(5,275)	$5,857	$(23,764)	$25,716
Denominator:
Denominator for basic net income (loss) per share - weighted average shares	117,284	113,960	116,575	113,252
Effect of dilutive securities:
Stock options and restricted stock units	—	1,483	—	2,721
Dilutive potential common shares	—	1,483	—	2,721
Denominator for diluted net income (loss) per share	117,284	115,443	116,575	115,973
Net income (loss) per share:
Basic	$(0.04)	$0.05	$(0.20)	$0.23
Diluted	$(0.04)	$0.05	$(0.20)	$0.22
The following table presents potential shares of common stock excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(in thousands)	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Stock options and restricted stock units	3,295	2,185	4,073	1,629
0.50% Convertible Senior Notes due 2033 and 0.50% Convertible Senior Notes due 2036 were excluded from the calculation of diluted earnings per share under the treasury stock method for the periods when the conversion price exceeded the average market price for the Company's common stock.

4. Inventories

Inventories consist of the following:	As of
(in thousands)	October 28, 2018	April 29, 2018
Raw materials	$63,875	$84,441
Work-in-process	187,860	186,160
Finished goods	57,765	77,926
Total inventories	$309,500	$348,527

5. Investments
The Company's portfolio of fixed income securities consists of commercial paper notes and term bank certificates of deposit. All of the Company's investments in fixed income securities have original maturity (maturity at the purchase date) of less than 12 months and are reported as short-term investments in the consolidated balance sheets as of October 28, 2018 and April 29, 2018. All of the Company's investments in fixed income securities are classified as held-to-maturity since the Company has the positive intent and ability to hold these investments until maturity. These investments are carried at amortized cost.

The Company's investments in fixed income securities as of October 28, 2018 and April 29, 2018 were as follows:

	October 28, 2018				April 29, 2018
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Commercial paper	$497,551	$—	$—	$497,551	$548,010	$—	$—	$548,010
Certificates of deposit	340,107	—	—	340,107	336,828	—	—	336,828
Total	$837,658	$—	$—	$837,658	$884,838	$—	$—	$884,838

During the three and six month periods ended October 28, 2018 and October 29, 2017, there were no gross unrealized gains or losses, no realized gains or losses, and no other-than-temporary impairments.

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

Holders of the notes may convert their notes at their option prior to the close of business on the business day immediately preceding June 15, 2036 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 29, 2017 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period ("measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, e.g., a merger or an acquisition. On or after June 15, 2036 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing circumstances have occurred. The conversion rate will initially equal 22.6388 shares of common stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $44.17 per share of common stock), subject to adjustment. Upon conversion of a note, the Company will pay or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company's election, as provided in the indenture. If holders elect to convert their notes in connection with a "fundamental change" (as defined in the indenture) that occurs on or before December 22, 2021, the Company will, to the extent provided in the indenture, increase the conversion rate applicable to such notes ("make-whole feature").

Holders will have the option to require the Company to redeem for cash any notes held by them in the event of a fundamental change, e.g., a merger or an acquisition, at a purchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. Holders also have the option to require the Company to redeem for cash any notes held by them on December 15, 2021, December 15, 2026 and December 15, 2031 at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. The Company may redeem the notes in whole or in part at any time on or after December 22, 2021 at 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company considered the features embedded in the notes, that is, the conversion feature, the holders' put feature, the Company's call feature, and the make-whole feature, and concluded that they are not required to be bifurcated and accounted for separately from the host debt instrument.

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $465.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $109.9 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of October 28, 2018, the remaining debt discount amortization period was 38 months.

As of October 28, 2018, the 2036 Notes consisted of the following (in thousands):

Liability component:
Principal	$575,000
Unamortized debt discount	(72,265)
Unamortized debt issuance costs	(2,897)
Net carrying amount of the liability component	$499,838
Carrying amount of the equity component	$109,881

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

The following table sets forth interest expense information related to the 2036 Notes:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Contractual interest expense	$719	$719	$1,438	$1,438
Amortization of the debt discount	5,291	5,044	10,499	10,008
Amortization of issuance costs	231	231	462	462
Total interest cost	$6,241	$5,994	$12,399	$11,908
Effective interest rate on the liability component	4.85%	4.85%	4.85%	4.85%
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

Holders of the notes may convert their notes at their option prior to the close of business on the business day immediately preceding June 15, 2033 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 26, 2014 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period ("measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, e.g., a merger or an acquisition. On or after June 15, 2033 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing circumstances have occurred. The conversion rate will initially equal 33.1301 shares of common stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $30.18 per share of common stock), subject to adjustment. Upon conversion of a note, the Company will pay or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company's election, as provided in the indenture. If holders elect to convert their notes in connection with a "fundamental change" (as defined in the indenture) that occurs on or before December

22, 2018, the Company will, to the extent provided in the indenture, increase the conversion rate applicable to such notes ("make-whole feature").

Holders will have the option to require the Company to redeem for cash any notes held by them in the event of a fundamental change, e.g., a merger or an acquisition, at a purchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. Holders also have the option to require the Company to redeem for cash any notes held by them on December 15, 2018, December 15, 2023 and December 15, 2028 at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. The Company may redeem the notes in whole or in part at any time on or after December 22, 2018 at 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company considered the features embedded in the notes, that is, the conversion feature, the holders' put feature, the Company's call feature, and the make-whole feature, and concluded that they are not required to be bifurcated and accounted for separately from the host debt instrument.

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of October 28, 2018, the remaining debt discount amortization period was 1 month.

As of October 28, 2018, the 2033 Notes consisted of the following (in thousands):

Liability component:
Principal	$258,750
Unamortized debt discount	(1,606)
Unamortized debt issuance costs	(77)
Net carrying amount of the liability component	$257,067
Carrying amount of the equity component	$49,648

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

The following table sets forth interest expense information related to the 2033 Notes:

	Three Months Ended		Six Months Ended
(in thousands, except percentages)	October 28, 2018	October 29, 2017	October 28, 2018	October 29, 2017
Contractual interest expense	$324	$324	$648	$648
Amortization of the debt discount	2,763	2,633	5,482	5,224
Amortization of issuance costs	154	154	308	308
Total interest cost	$3,241	$3,111	$6,438	$6,180
Effective interest rate on the liability component	4.87%	4.87%	4.87%	4.87%
The Company applies the treasury stock method to determine the potential dilutive effect of the 2033 Notes on net income per share as a result of the Company's intent and stated policy to settle the principal amount of the 2033 Notes in cash.
As explained above, the terms of the 2033 Notes include a provision that allows the holders to require the Company to redeem any of their notes on December 15, 2018. Accordingly, all $257.1 million of the net carrying amount of the liability component of the 2033 Notes outstanding as of October 28, 2018 was classified as a current liability as of that date.

7. Fair Value of Financial Instruments
The Company's financial instruments not measured at fair value on a recurring basis as of October 28, 2018 and April 29, 2018 were as follows:

	October 28, 2018					April 29, 2018
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Commercial paper	$497,551	$—	$497,551	$—	$497,551	$548,010	$—	$548,010	$—	$548,010
Certificates of deposit	$340,107	$—	$340,107	$—	$340,107	$336,828	$—	$336,828	$—	$336,828
2033 Notes	$257,067	$257,558	$—	$—	$257,558	$251,278	$256,001	$—	$—	$256,001
2036 Notes	$499,838	$511,661	$—	$—	$511,661	$488,877	$520,016	$—	$—	$520,016

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

Class Action and Shareholder Derivative Litigation
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between December 2, 2010 through March 8, 2011. The named defendants are the Company and Jerry Rawls, its former Chief Executive Officer and former Chairman of the Board, and Eitan Gertel, its former Chief Executive Officer. To date, no specific amount of damages has been alleged. The cases were consolidated, lead plaintiff was appointed and a consolidated complaint was filed. The Company filed a motion to dismiss the case. On January 16, 2013, the District Court granted the Company's motion to dismiss and granted the lead plaintiffs leave to amend the consolidated complaint. An amended consolidated complaint was filed on February 6, 2013. Thereafter, the Company filed a renewed motion to dismiss the case. On September 30, 2013, the District Court granted the Company's motion and dismissed the case with prejudice, and plaintiff appealed. On January 8, 2016, the Ninth Circuit Court of Appeals reversed the judgment in part for further proceedings in the District Court. On July 15, 2016, lead plaintiff filed a Second Amended Complaint in the District Court. On August 19, 2016, the Company moved to dismiss. On May 1, 2017, the District Court denied the motion and a case scheduling order has been issued. On December 5, 2017, the District Court issued an order denying class certification. On February 1, 2018, the plaintiff filed a petition with the Ninth Circuit Court of Appeals for permission to appeal the denial of class certification and, on July 13, 2018, the Ninth Circuit Court of Appeals denied the petition for permission to appeal. On October 10, 2018, the plaintiff filed a new motion for class certification, which the Company will oppose.

In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement have been filed in the California Superior Court for the County of Santa Clara, and a third derivative lawsuit has been filed in the United States District Court for the Northern District of California. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors at the time of the claim and certain officers, including Jerry Rawls, the Company's former Chief Executive Officer and former Chairman of the Board, Eitan Gertel, the Company’s former Chief Executive Officer, and Kurt Adzema, the Company’s Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against the Company. The state court cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint. The derivative cases were stayed pending a ruling in the federal class action case. On August 7, 2017, the plaintiff in the federal case filed an amended complaint. On March 9, 2018, the Company filed a motion to dismiss the amended complaint. On September 5, 2018, the court granted the motion to dismiss with leave to amend. The current date for plaintiff to file an amended complaint is December 7, 2018.

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
The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of October 28, 2018. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

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
Merger Agreement
On November 8, 2018, the Company, II-VI Incorporated, a Pennsylvania corporation (“Parent” or "II-VI") and Mutation Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

At the time the Merger becomes effective (the “Effective Time”), each issued and outstanding share of common stock, par value $0.001 per share, of the Company (“Company Stock”) (other than shares of Company Stock owned by Parent or Merger Subsidiary or any direct or indirect wholly owned subsidiary of Parent, which will be cancelled without consideration, and holders of Company Stock, if any, who properly exercise their appraisal rights under the General Corporation Law of the State of Delaware) outstanding immediately prior to the Merger will be automatically cancelled and converted into the right to receive, for each share of Company Stock, at the stockholder’s election and subject to proration in the event the cash consideration or Parent Common Stock (as defined below) consideration is oversubscribed, either (i) $26.00 in cash (the “Cash Election Consideration”), (ii) 0.5546 of a share of common stock, no par value, of Parent (“Parent Common Stock”) (the “Stock Election Consideration”), or (iii) a combination of (A) 0.2218 of a share of Parent Common Stock (the “Exchange Ratio”) and (B) $15.60 in cash, without interest (the “Mixed Election Consideration”). On an average basis across all shares of Company Stock (including the Options (as defined below) and Performance RSUs (as defined below)), at the closing of the Merger, 60% of the aggregate amount of the outstanding shares of Company Stock (including the Options and Performance RSUs) will be converted into the right to receive the Cash Election Consideration, with the remaining 40% converted into the right to receive the Stock Election Consideration.

Pursuant to the Merger Agreement, at the Effective Time, each outstanding and unexercised option to purchase Company Stock (whether vested or unvested) (an “Option”) shall automatically be cancelled and terminated and converted into the right to receive an amount of Mixed Election Consideration equal to the product of (i) the excess, if any, of the Cash Election Consideration over the exercise price per share of such Option multiplied by (ii) the number of shares of Company Stock subject to such Option, payable no later than the Company’s next payroll date after the closing of the Merger. Further, as of the Effective Time, each award of restricted stock units of the Company that is outstanding immediately prior to the Effective Time and is subject to a performance-based vesting condition (a “Performance RSU”) that relates solely to the value of Company Stock will vest as to a number of shares determined under the terms of the award and will be cancelled and extinguished and converted into the right to receive the Cash Election Consideration, the Stock Election Consideration or the Mixed Election Consideration in accordance with the election made by the holder of such Performance RSU. At the Effective Time, each other award of restricted stock units of the Company that is outstanding and unvested will be assumed by Parent and continue to be subject to substantially the same terms and conditions (including vesting requirements) as in effect immediately prior to the Effective Time, except that the number of shares of Parent Common Stock subject to such assumed restricted stock unit awards will be equal to the product of (i) the number of shares of Company Stock underlying such unvested restricted stock unit award as of immediately prior to the Effective Time multiplied by (ii) the sum of the (A) Exchange Ratio plus (B) the quotient obtained by dividing $15.60 by the Equity Award Measurement Price. The “Equity Award Measurement Price” means the volume weighted average price per share of Parent Common Stock on NASDAQ for the ten (10) consecutive trading days ending on (and including) the third trading day immediately prior to the Effective Time.

The Merger Agreement also provides, among other things, that the board of directors of Parent (the “Parent Board”) will appoint, at the Effective Time, three members, each of whom are (i) members of the board of directors of the Company (the “Board”) as of the date of the Merger Agreement, (ii) mutually agreed to by the Company and Parent, acting in good faith, and (iii) reasonably approved by the Corporate Governance and Nominating Committee of the Parent Board.

The closing of the Merger is subject to, among other things, the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of Company Stock (the “Company Stockholder Approval”) and the affirmative vote of at least a majority of the votes cast for the proposal on the issuance of the Parent Common Stock and any restricted units of Parent issuable in connection with the Merger (the “Parent Stockholder Approval”). The closing of the Merger is also subject to various customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; receipt of other specified regulatory approvals; the absence of any temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction enjoining or otherwise prohibiting the consummation of the Merger; the SEC having declared effective a Form S-4 with respect to, and the approval of the listing on NASDAQ of, the shares of Parent Common Stock issuable in connection with the Merger; the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to a material adverse effect qualification); compliance with the covenants and agreements in the Merger Agreement in all material respects; and no material adverse effect on either the Company or Parent. The closing of the Merger is also subject to Parent, the Company and Wells Fargo Bank, National Association (the “Trustee”), entering into a supplemental indenture in connection with that certain (i) indenture, dated as of December 16, 2013 (the “2033 Notes Indenture”), by and among the Company and the Trustee governing the Company’s 0.50% Convertible Senior Notes due 2033 (the “2033 Notes”) and (ii) indenture, dated as of December 21, 2016 (the “2036 Notes Indenture” and, together with the 2033 Notes Indentures, the “Indentures”), by and among the Company and the Trustee governing the Company’s 0.50% Convertible Senior Notes due 2036 (the “2036 Notes” and, together with the 2033 Notes, the “Notes”) providing, among other items, (a) at and after the Effective Time, pursuant, and subject to, the terms and conditions of the applicable Indenture, for the change in right to convert each $1,000 principal amount of the 2033 Notes and the 2036 Notes, as applicable, into the amount of shares of Parent Common Stock and cash, or the combination thereof, that a holder of a number of shares of Company Stock equal to the conversion rate of the 2033 Notes and the 2036 Notes immediately prior to the Effective Time would have owned or been entitled to receive upon the Effective Time, and (b) Parent’s full and unconditional guarantee, on a senior unsecured basis, of the 2033 Notes and the 2036 Notes. Though not a condition to Closing, Parent and Merger Subsidiary are also obligated to use its reasonable best efforts to obtain debt financing that, together with the other financial resources of Parent, will be sufficient to satisfy all of Parent’s and Merger Subsidiary’s payment obligations under the Merger Agreement.

Pursuant, and subject, to the terms and conditions of the Indentures, each holder of Notes will have the right, at such holder’s option, to require the Company to repurchase any or all of such holder’s Notes, on the date specified by the Company that is not less than 20 business days and not more than 35 business days after the date of the Company’s notice to holders of the occurrence of the Merger, such notice to be delivered within 20 business days of the Effective Time, at a repurchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest to, but excluding, the repurchase date (“Merger Repurchase Date”). Further pursuant, and subject, to the terms and conditions of the Indentures, all or any portion of a holder’s Notes may be surrendered for conversion at any time from or after the date that is 25 scheduled trading days prior to the anticipated Effective Time (or, if later, the business day after the Company gives holders notice of the Merger) until the Merger Repurchase Date.

The Company has made customary representations and warranties in the Merger Agreement. The Company is also subject to customary covenants, including, among others, covenants (i) to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Merger, (ii) not to engage in specified types of transactions during this period unless agreed to in writing by Parent, (iii) to convene and hold a meeting of its stockholders for the purpose of obtaining the Company Stockholder Approval and (iv) subject to certain exceptions, not to withdraw, amend or modify in a manner adverse to Parent the recommendation of the Board that the Company’s stockholders adopt the Merger Agreement.

Parent has made customary representations and warranties in the Merger Agreement. Parent is also subject to customary covenants, including, among others, (i) to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Merger, (ii) not to engage in specified types of transactions during this period unless agreed to in writing by the Company, (iii) to convene and hold a meeting of its shareholders for the purpose of obtaining the Parent Stockholder Approval and (iv) subject to certain exceptions, not to withdraw, amend or modify in a manner adverse to the Company the recommendation of the Parent Board that Parent’s shareholders vote in favor of the issuance of the Parent Common Stock issuable in connection with the Merger.

The Merger Agreement contains certain termination rights, including the right of the Company to terminate the Merger Agreement under specified circumstances to accept an unsolicited superior proposal from a third party. The Merger Agreement provides that, upon termination of the Merger Agreement by the Company or Parent under specified circumstances (including termination by the Company to accept a superior proposal), a termination fee of $105,200,000 will be payable by the Company to Parent. The Company termination fee is also payable under certain other specified circumstances set forth in the Merger Agreement. Further, the Company has the right to terminate the Merger Agreement if the Parent Board fails to recommend that the shareholders of Parent vote in favor of the issuance of the Parent Common Stock issuable in connection with the Merger or if the Parent withdraws, amends or modifies such recommendation. If the Company timely exercises its right to terminate the Merger Agreement after it obtains actual knowledge of such failure to recommend, or withdrawal, amendment or modification of such recommendation, a termination fee of $105,200,000 will be payable by Parent to the Company. The Merger Agreement also provides that each party to the Merger Agreement may compel the other party or parties thereto to specifically perform its or their obligations under the Merger Agreement.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K on November 9, 2018 and is incorporated herein by reference.

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

Results of Operations

Revenues (by market application)	Three Months Ended
(in thousands, except percentages)	October 28, 2018	October 29, 2017	Change	% Change
Datacom revenue	$238,074	$256,625	$(18,551)	(7)%
Telecom revenue	87,349	75,580	11,769	16%
Total revenues	$325,423	$332,205	$(6,782)	(2)%

Revenues (by market application)	Six Months Ended
(in thousands, except percentages)	October 28, 2018	October 29, 2017	Change	% Change
Datacom revenue	$476,194	$514,939	$(38,745)	(8)%
Telecom revenue	166,565	159,072	7,493	5%
Total revenues	$642,759	$674,011	$(31,252)	(5)%

During the fiscal 2019, we recognized revenue based on the ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” but during the fiscal 2018 revenue was recognized based on Topic 605. Therefore, the periods are not directly comparable. For additional information regarding the impact of the new accounting standard on our revenue, please refer to “Part I, Item 1, Financial Statements - Note 2. Summary of Significant Accounting Policies”.

Datacom revenue for the three month period ended October 28, 2018 decreased approximately $18.6 million compared to the three month period ended October 29, 2017 primarily due to an approximately $21.0 million decrease in 40 Gbps datacom transceiver revenue.

Telecom revenue for the three month period ended October 28, 2018 increased approximately $11.8 million compared to the three month period ended October 29, 2017 primarily due an approximately $11.5 million increase in WSS products revenue.

Datacom revenue for the six month period ended October 28, 2018 decreased approximately $38.7 million compared to the three month period ended October 29, 2017 primarily due to an approximately $38.8 million decline in 40 Gbps datacom transceiver revenue.

Telecom revenue for the six month period ended October 28, 2018 increased approximately $7.5 million compared to the three month period ended October 29, 2017. During the period, WSS and ROADM line card revenue increased approximately $20.0 million while 10 Gbps telecom transceiver revenue declined approximately $3.5 million and 100 Gbps telecom transceiver revenue declined approximately $6.9 million.

Amortization of Acquired Developed Technology
(in thousands, except percentages)	October 28, 2018	October 29, 2017	Change	% Change
Three months ended	$496	$611	$(115)	(19)%
Six months ended	$992	$1,222	$(230)	(19)%

Amortization of acquired developed technology for the three and six month periods ended October 28, 2018 decreased compared to the three and six month periods ended October 29, 2017 due to the roll-off of amortization of certain intangible assets related to our prior acquisitions.

Gross Profit
(in thousands, except percentages)	October 28, 2018	October 29, 2017	Change	% Change
Three months ended	$85,683	$96,205	$(10,522)	(11)%
As a percentage of revenues	26%	29%
Six months ended	$166,367	$211,504	$(45,137)	(21)%
As a percentage of revenues	26%	31%

Gross profit is calculated as revenues less cost of revenues, amortization of acquired developed technology, and, if applicable, impairment of long-lived assets. The gross profit decline for the three and six month periods ended October 28, 2018, compared to the respective prior periods was attributable to the combination of overall lower revenue levels and the decline in gross margin.

Gross margin is gross profit reflected as a percentage of revenues. Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, and inventory adjustments for excess and obsolete inventory. Gross margin for the three and six month periods ended October 28, 2018 declined compared to the three and six month periods ended October 29, 2017 mostly due to decreases in the average selling prices for our products.

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

Research and Development Expenses
(in thousands, except percentages)	October 28, 2018	October 29, 2017	Change	% Change
Three months ended	$52,674	$60,560	$(7,886)	(13)%
Six months ended	$115,733	$118,600	$(2,867)	(2)%

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping, and allocated facilities and IT support costs. Research and development expenses for the three month period ended October 28, 2018 decreased compared to the three month period ended October 29, 2017 primarily due to a decrease in employee compensation related expenses as a result of restructuring activities undertaken during the first quarter of fiscal 2019. Research and development expenses for the six month period ended October 28, 2018 decreased compared to the six month period ended October 29, 2017 primarily due to a decrease in employee compensation related expenses as a result of restructuring activities undertaken during the first quarter of fiscal 2019, offset by employee severance compensation and other expenses related to restructuring activities undertaken during the first quarter of fiscal 2019.

Sales and Marketing Expenses
(in thousands, except percentages)	October 28, 2018	October 29, 2017	Change	% Change
Three months ended	$12,427	$12,230	$197	2%
Six months ended	$24,907	$24,581	$326	1%

Sales and marketing expenses consist primarily of salaries and related costs of employees engaged in sales and marketing functions, including stock-based compensation charges related to those employees, commissions for our external sales representatives, costs related to marketing and promotional activities, and allocated facilities and IT support costs. Sales and marketing expenses for the three month period ended October 28, 2018 increased compared to the three month period ended October 29, 2017 due to an increase in commissions to our external sales representatives. Sales and marketing expenses for the six month period ended October 28, 2018 increased compared to the six month period ended October 29, 2017 due to an increase in commissions to our external sales representatives as well as employee compensation expenses related to a reduction in force activities undertaken during the first quarter of fiscal 2019.

General and Administrative Expenses
(in thousands, except percentages)	October 28, 2018	October 29, 2017	Change	% Change
Three months ended	$12,832	$13,283	$(451)	(3)%
Six months ended	$25,475	$27,572	$(2,097)	(8)%

General and administrative expenses consist primarily of salaries and related costs of employees engaged in general and administrative functions, including stock-based compensation charges related to those employees, legal, audit and other professional fees, insurance costs, human resources and other corporate costs, and allocated facilities and IT support costs. General and administrative expenses for the three and six month periods ended October 28, 2018 decreased compared to the respective three and six month periods ended October 29, 2017 due to governmental subsidies received in fiscal 2019 in certain jurisdictions in which we conduct business.

Start-Up Costs
(in thousands, except percentages)	October 28, 2018	October 29, 2017	Change	% Change
Three months ended	$11,419	$—	$11,419	100%
Six months ended	$18,972	$—	$18,972	100%

Start-up costs consist of operating expenses, including employee compensation, facility maintenance and other expenses, related to our recently purchased 700,000 square foot manufacturing facility in Sherman, Texas during the period while it is being brought to its intended use.

Interest Income
(in thousands, except percentages)	October 28, 2018	October 29, 2017	Change	% Change
Three months ended	$5,981	$3,746	$2,235	60%
Six months ended	$11,136	$7,186	$3,950	55%

Interest income for the three and six month periods ended October 28, 2018 increased compared to the respective three and six month periods ended October 29, 2017 due to an increase in interest rates.

Interest Expense
(in thousands, except percentages)	October 28, 2018	October 29, 2017	Change	% Change
Three months ended	$9,490	$9,131	$359	4%
Six months ended	$18,876	$18,144	$732	4%

Interest expense for the three and six month periods ended October 28, 2018 increased compared to the respective three and six month periods ended October 29, 2017 due to the amortization of the debt discount on our 0.50% Convertible Senior Notes due 2036 issued in December 2016.

Other Income (Expense), Net
(in thousands, except percentages)	October 28, 2018	October 29, 2017	Change	% Change
Three months ended	$784	$1,111	$(327)	(29)%
Six months ended	$(1,005)	$(1,583)	$578	(37)%

Other income, net for the three month period ended October 28, 2018 decreased compared to the three month period ended October 29, 2017 due to a $400,000 impairment of one of our minority investments, recognized during the three month period ended October 28, 2018, due to this investee's prolonged negative results of operations and cash flows. Other expense, net for the six month period ended October 28, 2018 decreased as compared to the six month period ended October 29, 2017 due to a $2.4 million impairment of one of our minority investments, recognized during the three month period ended July 30, 2017, due to this investee's prolonged negative results of operations and cash flows, partially offset by fluctuations of foreign currency exchange rates.

Provision for (Benefit from) Income Taxes
(in thousands, except percentages)	October 28, 2018	October 29, 2017	Change	% Change
Three months ended	$(1,555)	$(664)	$(891)	134%
Six months ended	$(4,777)	$1,122	$(5,899)	(526)%

The increase in the benefit from income taxes for the three month period ended October 28, 2018 compared to the three month period ended October 29, 2017 and the change from the income tax provision for the six month period ended October 29, 2017 to the benefit from income taxes for the six month period ended October 28, 2018 were primarily due to an increase in pre-tax losses incurred in the U.S. and corresponding deferred tax benefits related to the losses.

Liquidity and Capital Resources

	Six Months Ended
(in millions)	October 28, 2018	October 29, 2017
Net cash provided by operating activities	$98.3	$88.5
Net cash used in investing activities	$(83.1)	$(75.4)
Net cash provided by financing activities	$4.7	$1.2

Operating Cash Flows
Net cash provided by operating activities in the six month period ended October 28, 2018 primarily consisted of our net loss, as adjusted to exclude depreciation, amortization and other non-cash items totaling $81.6 million. Net cash provided by operating activities in the six month period ended October 29, 2017 primarily consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $94.2 million.

Investing Cash Flows
Net cash used in investing activities in the six month period ended October 28, 2018 primarily consisted of expenditures for capital assets. Net cash used in investing activities in the six month period ended October 29, 2017 primarily consisted of expenditures for capital assets.

Financing Cash Flows
Net cash provided by financing activities in the six month period ended October 28, 2018 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans, offset by share repurchases for tax withholdings on vesting of restricted stock units. Net cash provided by financing activities in the six month period ended October 29, 2017 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans, offset by share repurchases for tax withholdings on vesting of restricted stock units.
Contractual Obligations and Commercial Commitments
Our contractual obligations at October 28, 2018 were as follows (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 Years	4-5 Years	5 Years
0.5% Convertible Senior Notes due 2033	$258,750	$258,750	$—	$—	$—
0.5% Convertible Senior Notes due 2036	575,000	—	—	575,000	—
Interest on 2033 Notes (a)	162	162	—	—	—
Interest on 2036 Notes (b)	8,984	2,875	5,750	359	—
Operating leases (c)	38,203	10,490	14,275	8,711	4,727
Capital purchase obligations	41,757	41,757	—	—	—
Other purchase obligations	114,518	114,518	—	—	—
Total contractual obligations	$1,037,374	$428,552	$20,025	$584,070	$4,727
_________________

(a)	Includes interest on our 0.50% Convertible Senior Notes due 2033 through December 2018 as we have the right to redeem the notes in whole or in part at any time on or after December 22, 2018.

(b)	Includes interest on our 0.50% Convertible Senior Notes due 2036 through December 2021 as we have the right to redeem the notes in whole or in part at any time on or after December 22, 2021.

(c)	Includes operating lease obligations that have been accrued as restructuring charges.

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

Capital purchase obligations represent commitments for the construction or purchase of property, equipment and improvements. They were not recorded as liabilities on our consolidated balance sheets as of October 28, 2018, as we had not yet received the related goods or taken title to the property.
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

Sources of Liquidity and Capital Resource Requirements

At October 28, 2018, our principal sources of liquidity consisted of approximately $1.2 billion of cash and cash equivalents and short-term investments, of which approximately $191 million was held by our foreign subsidiaries.

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

Off-Balance-Sheet Arrangements

At October 28, 2018 and April 29, 2018, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Part I, Item 1, Financial Statements - Note 8. Legal Matters” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended October 28, 2018.

Item 1A. Risk Factors

OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS, INCLUDING THOSE DESCRIBED BELOW. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. OTHER THAN THE ADDITION OF THE FIRST RISK FACTOR BELOW, THE RISK FACTORS DESCRIBED BELOW DO NOT CONTAIN ANY MATERIAL CHANGES FROM THOSE PREVIOUSLY DISCLOSED IN ITEM 1A OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 29, 2018.

There are risks and uncertainties associated with the Merger.

The Merger, whether or not consummated, may result in a loss of our key personnel and may disrupt our sales and marketing or other key business activities, including our relationships with customers, suppliers and other third parties, which may have an adverse impact on our financial performance. Our business relationships may be subject to disruption due to uncertainty associated with the Merger, which could have an adverse effect on our results of operations, cash flows and financial condition and, following the completion of the Merger, those of the combined company. Additionally, we have incurred and will continue to incur substantial financial advisory, legal, and other professional fees and expenses in connection with the Merger, which we must pay regardless of whether the Merger is completed. These payments will negatively impact our results of operations, cash flows and financial condition.

Parties with which we do business may be uncertain as to the effects on them from the Merger and the related transactions, including their current or future business relationships with us or the combined company. These relationships may be subject to disruption, as customers, suppliers and other persons with whom we have business relationships may delay or defer certain business decisions or might decide to terminate, change or renegotiate their relationships with us, or consider entering into business relationships with parties other than us or the combined company. Additionally, our current and prospective employees may experience uncertainty about their roles with us or the combined company following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger. These disruptions could have an adverse effect on our results of operations, cash flows and financial position or those of the combined company following the completion of the Merger. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

The Merger is subject to a number of conditions, some of which are outside of the parties’ control, and, if these conditions are not satisfied, the Merger Agreement may be terminated and the Merger may not be completed. The Merger Agreement contains a number of conditions that must be fulfilled to complete the Merger. These conditions include, among other customary conditions, the affirmative vote of the holders of at least a majority of the outstanding shares of Company Stock and the affirmative vote of at least a majority of the votes cast for the proposal on the issuance of the Parent Common Stock and any restricted units of Parent issuable in connection with the Merger, regulatory approvals, including in China, and that certain supplemental indenture being entered into by Parent, the Company and Trustee with respect to the Notes. These conditions are described in more detail in the Merger Agreement, which is included as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on November 9, 2018. The required satisfaction of these conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause us or the combined company not to realize some or all of the benefits that the parties expect us or the combined company to achieve in connection with the Merger. Further, there is no assurance that all of the conditions set forth in the Merger Agreement will be satisfied or waived to the extent permitted by applicable law or that the Merger will occur when or as expected. If the Merger is not completed, the share price of our common stock could decline, for reasons including the loss of the premium over the pre-announcement market price of our common stock that was to be paid upon consummation of the Merger.

Further, until the earlier of the Effective Time and the termination of the Merger Agreement, the Merger Agreement restricts us from taking specified actions without the consent of II-VI, and requires us to generally operate in the ordinary course of business consistent with past practices. These restrictions may prevent us from making appropriate changes to our businesses, retaining its workforce, paying dividends or pursuing attractive business opportunities that may arise prior to the completion of the Merger.

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

Since inception, we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2019, we wrote off an aggregate of $29.0 million in nine investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $201,000 of such equity investments remaining on our balance sheet as of October 28, 2018 in future periods.

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

As of October 28, 2018, we had outstanding an aggregate principal amount of $258.8 million of our 2033 Notes and an aggregate principal amount of $575.0 million of our 2036 Notes. The 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments, and the 2036 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $44.17 per share, subject to adjustments. An aggregate of approximately 8,572,413 and 13,017,885 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes and all outstanding 2036 Notes, respectively, at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of November 8, 2018, among Finisar Corporation, II-VI Incorporated and Mutation Merger Sub Inc. (1)
3.1	Amendment to the Amended and Restated Bylaws of Finisar Corporation. (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1) Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed November 9, 2018.
(2) Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed November 9, 2018.

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

Dated: December 3, 2018