Form 10-Q
period 2019-01-27
FINISAR CORP
filed 2019-02-28
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 27, 2019
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

Number of shares of the registrant's common stock, $.001 par value, outstanding as of February 26, 2019: 117,903,352

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended January 27, 2019

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 27, 2019	April 29, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$906,854	$312,257
Short-term investments	3,754	884,838
Accounts receivable, net of allowance for doubtful accounts of $378 at January 27, 2019 and $269 at April 29, 2018	263,737	233,529
Inventories	306,864	348,527
Other current assets	44,713	56,001
Total current assets	1,525,922	1,835,152
Property, equipment and improvements, net	622,770	520,849
Purchased intangible assets, net	4,977	7,878
Goodwill	106,736	106,736
Other assets	12,185	31,720
Deferred tax assets	85,372	80,850
Total assets	$2,357,962	$2,583,185
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$128,594	$132,161
Accrued compensation	41,216	32,525
Other accrued liabilities	54,889	32,824
Deferred revenue	—	9,535
Current portion of convertible debt	—	251,278
Total current liabilities	224,699	458,323
Long-term liabilities:
Convertible debt, net of current portion	506,454	488,877
Other non-current liabilities	11,864	12,368
Total liabilities	743,017	959,568
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at January 27, 2019 and April 29, 2018	—	—
Common stock, $0.001 par value, 750,000 shares authorized, 117,898 shares and 114,813 shares issued and outstanding at January 27, 2019 and April 29, 2018, respectively	118	115
Additional paid-in capital	2,904,016	2,850,195
Accumulated other comprehensive loss	(46,647)	(14,660)
Accumulated deficit	(1,242,542)	(1,212,033)
Total stockholders' equity	1,614,945	1,623,617
Total liabilities and stockholders' equity	$2,357,962	$2,583,185
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018

Revenues	$327,636	$332,403	$970,395	$1,006,414
Cost of revenues	232,717	243,724	708,117	705,009
Amortization of acquired developed technology	496	611	1,488	1,833
Gross profit	94,423	88,068	260,790	299,572
Operating expenses:
Research and development	51,274	59,888	167,007	178,488
Sales and marketing	12,170	11,913	37,077	36,494
General and administrative	14,973	19,739	40,448	47,311
Start-up costs	15,136	638	34,108	638
Amortization of purchased intangibles	337	666	1,413	2,038
Impairment of long-lived assets	—	1,353	—	1,353
Total operating expenses	93,890	94,197	280,053	266,322
Income (loss) from operations	533	(6,129)	(19,263)	33,250
Interest income	5,333	3,995	16,469	11,181
Interest expense	(8,167)	(9,192)	(27,043)	(27,336)
Other income (expense), net	(38)	(459)	(1,043)	(2,042)
Income (loss) before income taxes	(2,339)	(11,785)	(30,880)	15,053
Provision for income taxes	12,962	43,874	8,185	44,996
Net loss	$(15,301)	$(55,659)	$(39,065)	$(29,943)
Net loss per share:
Basic	$(0.13)	$(0.49)	$(0.33)	$(0.26)
Diluted	$(0.13)	$(0.49)	$(0.33)	$(0.26)
Shares used in computing net loss per share:
Basic	117,608	114,209	116,919	113,571
Diluted	117,608	114,209	116,919	113,571

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018
Net loss	$(15,301)	$(55,659)	$(39,065)	$(29,943)
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	11,259	35,952	(31,987)	52,152
Total other comprehensive income (loss), net of tax	11,259	35,952	(31,987)	52,152
Total comprehensive income (loss)	$(4,042)	$(19,707)	$(71,052)	$22,209

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	January 27, 2019	January 28, 2018
Operating activities
Net loss	$(39,065)	$(29,943)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	71,872	73,700
Amortization	3,979	5,025
Stock-based compensation expense	45,307	49,448
Amortization of discount on held-to-maturity investments	(8,115)	(5,637)
Loss on sale or retirement of assets	—	36
Impairment of long-lived assets	341	1,353
Impairment of minority investment	399	2,347
Amortization of discount on convertible debt	22,921	22,971
Deferred income tax (benefit) expense	(6,781)	41,794
Changes in operating assets and liabilities:
Accounts receivable	(17,239)	28,414
Inventories	27,800	(27,978)
Other assets	14,034	(2,011)
Accounts payable	(4,944)	(13,320)
Accrued compensation	8,691	(14,860)
Other accrued liabilities	12,275	(7,880)
Deferred revenue	—	1,524
Net cash provided by operating activities	131,475	124,983
Investing activities
Additions to property, equipment and improvements	(176,426)	(156,302)
Purchases of short-term investments	(830,277)	(1,597,163)
Maturities of short-term investments	1,719,275	1,622,524
Net cash provided by (used in) investing activities	712,572	(130,941)
Financing activities
Repayment of 2033 Notes	(257,696)	—
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	10,998	11,210
Shares repurchased for tax withholdings on vesting of restricted stock units	(2,752)	(6,457)
Net cash provided by (used in) financing activities	(249,450)	4,753
Net increase (decrease) in cash and cash equivalents	594,597	(1,205)
Cash and cash equivalents at beginning of period	312,257	260,228
Cash and cash equivalents at end of period	$906,854	$259,023
Supplemental disclosure of cash flow information
Cash paid for interest	$4,170	$4,170
Cash paid for taxes	$5,107	$8,863

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of January 27, 2019 and for the three and nine month periods ended January 27, 2019 and January 28, 2018 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of January 27, 2019, its operating results for the three and nine month periods ended January 27, 2019 and January 28, 2018, and its cash flows for the nine month periods ended January 27, 2019 and January 28, 2018. Operating results for the three and nine month periods ended January 27, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending April 28, 2019. The condensed consolidated balance sheet as of April 29, 2018 has been derived from the audited consolidated financial statements as of that date, but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2018.
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
Effect of Adoption of New Accounting Standard
In May 2014, the Financial Accounting Standards Board (the "FASB"), jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company adopted this standard on April 30, 2018, applying it to all contracts, using a modified retrospective approach. Substantially all of the Company's revenues are derived from sales of products to customers. Upon adopting this standard, the Company recognizes revenue when it satisfies performance obligations as evidenced by the transfer of control of its products to customers at the time of product shipment from the Company's facility or delivery to the customer location, as determined by the agreed upon shipping and delivery terms. The Company's assessment has identified a change in revenue recognition timing on sales made to distributors. Upon adopting this standard, the Company now recognizes revenue upon delivery of products to the distributor (in accordance with agreed upon shipping and delivery terms) rather than deferring recognition until the distributor sells the product to the end customer. On April 30, 2018, the Company removed the deferred revenue (and corresponding deferred cost of sales) on sales to distributors through a cumulative adjustment to accumulated deficit. This resulted in an approximately net $8.6 million reduction of accumulated deficit with a corresponding approximately $9.5 million reduction of deferred revenue, an approximately $535,000 reduction of other non-current liabilities, an approximately $760,000 increase in other current assets, and an approximately $2.3 million reduction of deferred tax assets. The Company measures revenue based on the amount of consideration it expects to be entitled to in exchange for products, reduced by amount of consideration related to products expected to be returned. Any variable consideration is recognized as a reduction of revenue at the time of revenue recognition. The Company determines variable consideration, which primarily consists of distributor sales price reductions resulting from price protection agreements, by estimating impact of such reductions based on historical analysis of such activity. The Company’s contracts with customers do not typically include extended payment terms and payment terms generally range from 30 to 90 days. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenues. The Company's standard warranty period usually covers 12 months from the date of sale, although it can be for longer periods for certain products. Based on the Company's assessment, only minimal changes were required to the Company's existing policies, processes, and controls to support the standard's measurement and disclosure requirements. During fiscal 2018, the Company and certain licensees agreed to modify specific terms of some of the Company's out-licensing agreements by granting licensees cancellation rights to cease future payments in the event that licensees cease using the licensed technology. These licensing agreements provided for a settlement and release of any prior claims and licensing of the Company’s technology over a future period. Prior to the modification, there were no cancellation rights. In accordance with the new accounting standard, the Company utilized one of the practical expedients for adoption that allowed the Company to reflect the aggregate effect of all modifications that have occurred before the beginning of the earliest period presented in accordance with this new accounting standard. Absent these modifications, the Company would have recognized, in addition to the amounts described above, approximately $24.4 million of cumulative effect of adoption of the new accounting standard in the earliest period presented in accordance with this new accounting standard. The Company may provide similar cancellation rights in comparable licensing agreements that may be executed in the future.
The following table summarizes the impacts of adopting the new revenue recognition standard on the Company's condensed consolidated financial statements for the three and nine month periods ended January 27, 2019:

	Three Months Ended January 27, 2019
(in thousands)	As reported	Adjustments	Without new revenue standard
Revenues	$327,636	$(1,130)	$326,506
Cost of revenues	232,717	(1,025)	231,692
Gross profit	94,423	(105)	94,318
Net loss	$(15,301)	$(105)	$(15,406)

	Nine Months Ended January 27, 2019
(in thousands)	As reported	Adjustments	Without new revenue standard
Revenues	$970,395	$(10,021)	$960,374
Cost of revenues	708,117	(5,724)	702,393
Gross profit	260,790	(4,297)	256,493
Net loss	$(39,065)	$(4,297)	$(43,362)

	As of January 27, 2019
(in thousands)	As reported	Adjustments	Without new revenue standard
Other current assets	$44,713	$(611)	$44,102
Deferred tax assets	$85,372	$2,259	$87,631
Deferred revenue	$—	$14,175	$14,175
Other non-current liabilities	$11,864	$326	$12,190
Accumulated deficit	$(1,242,542)	$(12,853)	$(1,255,395)

The following table presents the Company's revenues disaggregated by geography, based on the location of the entity purchasing the Company’s products:

	Three Months Ended		Nine Months Ended
(in thousands)	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018
United States	$106,162	$120,259	$331,488	$358,512
China	75,688	66,933	238,205	210,964
Malaysia	17,673	41,104	53,256	98,672
Rest of the world	128,113	104,107	347,446	338,266
Totals	$327,636	$332,403	$970,395	$1,006,414
The following table presents the Company's revenues disaggregated by market application:

	Three Months Ended		Nine Months Ended
(in thousands)	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018
Datacom	$231,695	$266,108	$707,889	$781,047
Telecom	95,941	66,295	262,506	225,367
Totals	$327,636	$332,403	$970,395	$1,006,414
Income Tax
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted, which contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate, implementing a territorial tax system, and imposing a one-time tax on deemed repatriation of earnings of foreign subsidiaries. In fiscal 2018, the Company recorded provisional tax estimates related to TCJA. During the third quarter of fiscal 2019, the Company completed its accounting for the impact of TCJA on its consolidated financial statements and recorded an additional one-time deferred tax expense of approximately $6.4 million related to the remeasurement of deferred taxes.
The Company and its subsidiaries are subject to taxation in various state jurisdictions as well as the U.S. The Company's U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before fiscal 2009. For all federal and state net operating loss and credit carryovers, the statute of limitations does not begin until the carryover items are utilized. The taxing authorities can examine the validity of the carryover items and if necessary, adjustments may be made to the carryover items. The Company's Malaysia, Singapore, China, Australia, Israel, and Sweden income tax returns are generally not subject to examination by the tax authorities for tax years before 2011, 2012, 2011, 2011, 2005 and 2010, respectively. The Company's Australia subsidiary is under audit for tax year 2011 and after. If the examinations are resolved unfavorably, there is a possibility they may have a material negative impact on the Company’s results of operations.
Pending Adoption of New Accounting Standards
In February 2016, the FASB issued an accounting standards update which replaces the current lease accounting standard. The update will require lessees, among other items, to recognize a right-of-use asset and a lease liability for most leases. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain optional practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented, but provides an optional application at the adoption date. The Company expects to adopt this standard in the first quarter of its fiscal 2020. Although the Company is currently evaluating potential effects on its consolidated financial position, results of operations and cash flows from the adoption of this standard, the Company expects that most of its operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use assets upon adoption of this standard.
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
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018
Numerator:
Net loss	$(15,301)	$(55,659)	$(39,065)	$(29,943)
Numerator for basic net loss per share	(15,301)	(55,659)	(39,065)	(29,943)
Numerator for diluted net loss per share	$(15,301)	$(55,659)	$(39,065)	$(29,943)
Denominator:
Denominator for basic net loss per share - weighted average shares	117,608	114,209	116,919	113,571
Denominator for diluted net income loss per share	117,608	114,209	116,919	113,571
Net loss per share:
Basic	$(0.13)	$(0.49)	$(0.33)	$(0.26)
Diluted	$(0.13)	$(0.49)	$(0.33)	$(0.26)
The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(in thousands)	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018
Stock options and restricted stock units	4,073	3,987	2,724	4,412
0.50% Convertible Senior Notes due 2033 and 0.50% Convertible Senior Notes due 2036 were excluded from the calculation of diluted earnings per share under the treasury stock method for the periods when the conversion price exceeded the average market price for the Company's common stock.

4. Inventories

Inventories consist of the following:	As of
(in thousands)	January 27, 2019	April 29, 2018
Raw materials	$63,011	$84,441
Work-in-process	193,630	186,160
Finished goods	50,223	77,926
Total inventories	$306,864	$348,527

5. Investments
The Company's portfolio of fixed income securities consists of commercial paper notes and term bank certificates of deposit. All of the Company's investments in fixed income securities have original maturity (maturity at the purchase date) of less than 12 months and are reported as short-term investments in the consolidated balance sheets as of January 27, 2019 and April 29, 2018. All of the Company's investments in fixed income securities are classified as held-to-maturity since the Company has the positive intent and ability to hold these investments until maturity. These investments are carried at amortized cost.

The Company's investments in fixed income securities as of January 27, 2019 and April 29, 2018 were as follows:

	January 27, 2019				April 29, 2018
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Commercial paper	$—	$—	$—	$—	$548,010	$—	$—	$548,010
Certificates of deposit	3,754	—	—	3,754	336,828	—	—	336,828
Total	$3,754	$—	$—	$3,754	$884,838	$—	$—	$884,838

During the three and nine month periods ended January 27, 2019 and January 28, 2018, there were no gross unrealized gains or losses, no realized gains or losses, and no other-than-temporary impairments.

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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $465.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $109.9 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of January 27, 2019, the remaining debt discount amortization period was 35 months.

As of January 27, 2019, the 2036 Notes consisted of the following (in thousands):

Liability component:
Principal	$575,000
Unamortized debt discount	(66,931)
Unamortized debt issuance costs	(2,669)
Net carrying amount of the liability component	$505,400
Carrying amount of the equity component	$109,881

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

The following table sets forth interest expense information related to the 2036 Notes:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018
Contractual interest expense	$719	$719	$2,157	$2,157
Amortization of the debt discount	5,334	5,085	15,833	15,093
Amortization of issuance costs	231	231	693	693
Total interest cost	$6,284	$6,035	$18,683	$17,943
Effective interest rate on the liability component	4.85%	4.85%	4.85%	4.85%
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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $49.6 million was allocated to the equity component. The resulting debt discount was amortized as interest expense and was fully amortized as of January 27, 2019.

In December 2018, the holders of the 2033 Notes representing approximately $257.7 million of the principal amount of the 2033 Notes exercised their rights to redeem their 2033 Notes at a redemption price equal to 100% of the principal amount of the notes. All redemptions were in accordance with the original terms of the 2033 Notes and no gain or loss was recognized as a result of redemption.

As of January 27, 2019, the 2033 Notes consisted of the following (in thousands):

Liability component:
Principal	$1,054
Unamortized debt discount	—
Unamortized debt issuance costs	—
Net carrying amount of the liability component	$1,054
Carrying amount of the equity component	$49,648

The Company incurred approximately $3.8 million in transaction costs in connection with the issuance of the notes. These costs were allocated to the liability and equity components in proportion to the allocation of proceeds. Transaction costs of $3.1 million, allocated to the liability component, were recognized as a non-current asset and amortized as interest expense and were fully amortized as of January 27, 2019. Transaction costs of $725,000, allocated to the equity component, were recognized as a reduction of additional paid-in capital.

The following table sets forth interest expense information related to the 2033 Notes:

	Three Months Ended		Nine Months Ended
(in thousands, except percentages)	January 27, 2019	January 28, 2018	January 27, 2019	January 28, 2018
Contractual interest expense	$163	$324	$811	$972
Amortization of the debt discount	1,606	2,654	7,086	7,878
Amortization of issuance costs	77	154	386	462
Total interest cost	$1,846	$3,132	$8,283	$9,312
Effective interest rate on the liability component	4.87%	4.87%	4.87%	4.87%
The Company applies the treasury stock method to determine the potential dilutive effect of the 2033 Notes on net income per share as a result of the Company's intent and stated policy to settle the principal amount of the 2033 Notes in cash.

7. Fair Value of Financial Instruments
The Company's financial instruments measured at fair value on a recurring basis as of January 27, 2019 and April 29, 2018 were as follows:

	January 27, 2019					April 29, 2018
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Money market funds	$500,000	$500,000	$—	$—	$500,000	$—	$—	$—	$—	$—
The Company's financial instruments not measured at fair value on a recurring basis as of January 27, 2019 and April 29, 2018 were as follows:

	January 27, 2019					April 29, 2018
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$—	$—	$—	$—	$548,010	$—	$548,010	$—	$548,010
Certificates of deposit	$3,754	$—	$3,754	$—	$3,754	$336,828	$—	$336,828	$—	$336,828
2033 Notes	$1,054	$1,057	$—	$—	$1,057	$251,278	$256,001	$—	$—	$256,001
2036 Notes	$505,400	$553,256	$—	$—	$553,256	$488,877	$520,016	$—	$—	$520,016

The fair values of the Company's investments in commercial papers and certificates of deposit are based on quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The fair values of money market funds, the 2033 Notes, and the 2036 Notes are based on the price in the open market as of or close to the respective balance sheet dates. The difference between the carrying value and the fair value for the convertible notes is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.

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

Class Action and Shareholder Derivative Litigation
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between December 2, 2010 through March 8, 2011. The named defendants are the Company and Jerry Rawls, its former Chief Executive Officer and former Chairman of the Board, and Eitan Gertel, its former Chief Executive Officer. To date, no specific amount of damages has been alleged. The cases were consolidated, a lead plaintiff was appointed and a consolidated complaint was filed. The

Company filed a motion to dismiss the case. On January 16, 2013, the District Court granted the Company's motion to dismiss and granted the lead plaintiffs leave to amend the consolidated complaint. An amended consolidated complaint was filed on February 6, 2013. Thereafter, the Company filed a renewed motion to dismiss the case. On September 30, 2013, the District Court granted the Company's motion and dismissed the case with prejudice, and plaintiff appealed. On January 8, 2016, the Ninth Circuit Court of Appeals reversed the judgment in part for further proceedings in the District Court. On July 15, 2016, lead plaintiff filed a Second Amended Complaint in the District Court. On August 19, 2016, the Company moved to dismiss. On May 1, 2017, the District Court denied the motion and a case scheduling order has been issued. On December 5, 2017, the District Court issued an order denying class certification. On February 1, 2018, the plaintiff filed a petition with the Ninth Circuit Court of Appeals for permission to appeal the denial of class certification and, on July 13, 2018, the Ninth Circuit Court of Appeals denied the petition for permission to appeal. On October 10, 2018, the plaintiff filed a new motion for class certification, which the Company has opposed and a hearing on the motion is scheduled for May 16, 2019.

In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement have been filed in the California Superior Court for the County of Santa Clara, and a third derivative lawsuit has been filed in the United States District Court for the Northern District of California. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors at the time of the claim and certain officers, including Jerry Rawls, the Company's former Chief Executive Officer and former Chairman of the Board, Eitan Gertel, the Company’s former Chief Executive Officer, and Kurt Adzema, the Company’s Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged against the Company. The state court cases were consolidated, a lead plaintiff was appointed to file a consolidated complaint, and the cases were stayed by the agreement of the parties. On August 7, 2017, the plaintiff in the federal case filed an amended complaint. On September 5, 2018, the court granted the motion to dismiss with leave to amend. The parties agreed to settle the federal case and, on February 20, 2019, plaintiff filed an unopposed motion for preliminary approval of the settlement, under which the Company has agreed to implement a series of enhancements to its corporate governance policies and procedures. The motion is scheduled to be heard on April 18, 2019.

Litigation relating to the Merger
As of January 27, 2019, seven lawsuits have been filed by alleged Finisar stockholders challenging the Merger: (i) Hein v. Finisar Corporation, et al., 19CV340510, in the Superior Court of California, County of Santa Clara; (ii) Tenvold v. Finisar Corporation, et al., 1:19-cv-00050, in the United States District Court for the District of Delaware; (iii) Klein v. Finisar Corporation, et al., 3:19-cv-00155, in the United States District Court for the Northern District of California; (iv) Wheby v. Finisar Corporation, et al., 1:19-cv-00064, in the United States District Court for the District of Delaware; (v) Sharma v. Finisar Corporation, et al., 3:19-cv-00220, in the United States District Court for the Northern District of California; (vi) Davis v. Finisar Corporation, et al., 3:19-cv-00271, in the United States District Court for the Northern District of California; and (vii) Buchansky v. Finisar Corporation, et al., 5:19-cv-00446, in the United States District Court for the Northern District of California (collectively, the “Actions”).

Plaintiffs in the Actions name as defendants Finisar and each member of the Finisar Board. In addition, plaintiffs in the Hein, Tenvold, and Klein actions name II-VI and Merger Subsidiary as defendants. Further, plaintiffs in the Hein, Tenvold, Klein, Wheby, Davis, and Buchansky actions seek to recover on behalf of a putative class consisting of all similarly situated Finisar stockholders.

Plaintiff in the Hein action alleges that the Finisar Board breached its fiduciary duties to Finisar stockholders by, among other things, purportedly engaging in an insufficient sales process, obtaining inadequate merger consideration, and filing a materially misleading preliminary proxy statement. The Hein plaintiff further asserts that II-VI and the Merger Subsidiary knowingly aided and abetted the Finisar Board in breaching their fiduciary duties to Finisar stockholders by entering into the Merger. The Hein plaintiff seeks preliminary and permanent injunction of the proposed transaction unless the proxy statement is amended, rescission and unspecified damages if the Merger is consummated, and attorneys’ fees and expert fees and costs.

Plaintiffs in the Tenvold, Klein, Wheby, Sharma, Davis, and Buchansky actions purport to state claims for violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 and, in the case of the Davis complaint, Regulation G promulgated thereunder. Plaintiffs in these actions generally allege that the preliminary proxy statement omits material information with respect to the Merger, and seek, among other things, an order enjoining the defendants from proceeding with closing the Merger; unspecified damages, attorneys’ fees and expert fees, and expenses and costs; and in the event the Merger is consummated before entry of final judgment, rescission of the Merger or rescissory damages. Defendants believe that the complaints are without merit.

On January 28, 2019, an eighth complaint, captioned Pappey v. Finisar Corporation, et al., 1:19-cv-00167, was filed in the United States District Court for the District of Delaware. In Pappey, plaintiff seeks to recover on behalf of a putative class consisting of all similarly situated Finisar stockholders. As with the plaintiffs in the Tenvold, Klein, Wheby, Sharma, Davis, and Buchansky actions, plaintiff seeks to recover under Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 on the grounds that the preliminary proxy statement is false and misleading. Plaintiff also seeks an order enjoining the defendants from proceeding with closing the Merger; unspecified damages, attorneys’, and expert fees, and expenses and costs; and in the event the Merger is consummated before entry of final judgment, rescission of the Merger or rescissory damages. The defendants similarly believe this complaint is without merit.

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
The Company enters into indemnification obligations under its agreements with other companies in its ordinary course of business, including agreements with customers, business partners and insurers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or the use of the Company's products. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.
The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of January 27, 2019. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

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

Results of Operations

Revenues (by market application)	Three Months Ended
(in thousands, except percentages)	January 27, 2019	January 28, 2018	Change	% Change
Datacom revenue	$231,695	$266,108	$(34,413)	(13)%
Telecom revenue	95,941	66,295	29,646	45%
Total revenues	$327,636	$332,403	$(4,767)	(1)%

Revenues (by market application)	Nine Months Ended
(in thousands, except percentages)	January 27, 2019	January 28, 2018	Change	% Change
Datacom revenue	$707,889	$781,047	$(73,158)	(9)%
Telecom revenue	262,506	225,367	37,139	16%
Total revenues	$970,395	$1,006,414	$(36,019)	(4)%

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

Datacom revenue for the three month period ended January 27, 2019 decreased approximately $34.4 million compared to the three month period ended January 28, 2018 primarily due to an approximately $29.5 million decrease in 100 Gbps datacom transceiver revenue.

Telecom revenue for the three month period ended January 27, 2019 increased approximately $29.6 million compared to the three month period ended January 28, 2018 primarily due to an approximately $20.2 million increase in WSS products revenue.

Datacom revenue for the nine month period ended January 27, 2019 decreased approximately $73.2 million compared to the nine month period ended January 28, 2018. During the period, 40 Gbps datacom transceiver revenue declined approximately $48.6 million and 100 Gbps datacom transceiver revenue declined approximately $25.9 million.

Telecom revenue for the nine month period ended January 27, 2019 increased approximately $37.1 million compared to the nine month period ended January 28, 2018. During the period, WSS and ROADM line card revenue increased approximately $42.4 million while 100 Gbps telecom transceiver revenue declined approximately $6.9 million.

Amortization of Acquired Developed Technology
(in thousands, except percentages)	January 27, 2019	January 28, 2018	Change	% Change
Three months ended	$496	$611	$(115)	(19)%
Nine months ended	$1,488	$1,833	$(345)	(19)%

Amortization of acquired developed technology for the three and nine month periods ended January 27, 2019 decreased compared to the three and nine month periods ended January 28, 2018 due to the roll-off of amortization of certain intangible assets related to our prior acquisitions.

Gross Profit
(in thousands, except percentages)	January 27, 2019	January 28, 2018	Change	% Change
Three months ended	$94,423	$88,068	$6,355	7%
As a percentage of revenues	29%	26%
Nine months ended	$260,790	$299,572	$(38,782)	(13)%
As a percentage of revenues	27%	30%

Gross profit is calculated as revenues less cost of revenues, amortization of acquired developed technology, and, if applicable, impairment of long-lived assets. The gross profit increase for the three month period ended January 27, 2019, compared to the three month period ended January 28, 2018 was attributable primarily to the increase in gross margin. The gross profit decline for the nine month period ended January 27, 2019, compared to the nine month period ended January 28, 2018 was attributable to the combination of overall lower revenue levels and the decline in gross margin.

Gross margin is gross profit reflected as a percentage of revenues. Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, and inventory adjustments for excess and obsolete inventory. Gross margin for the three month period ended January 27, 2019 increased compared to the three month period ended January 28, 2018 mostly due to lower net expenses related to inventory reserves during the third quarter of fiscal 2019. Gross margin for the nine month period ended January 27, 2019 declined compared to the nine month period ended January 28, 2018 mostly due to decreases in the average selling prices for our products.

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

Research and Development Expenses
(in thousands, except percentages)	January 27, 2019	January 28, 2018	Change	% Change
Three months ended	$51,274	$59,888	$(8,614)	(14)%
Nine months ended	$167,007	$178,488	$(11,481)	(6)%

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping, and allocated facilities and IT support costs. Research and development expenses for the three month period ended January 27, 2019 decreased compared to the three month period ended January 28, 2018 primarily due to a decrease in employee compensation related expenses as a result of restructuring activities undertaken during the first quarter of fiscal 2019. Research and development expenses for the nine month period ended January 27, 2019 decreased compared to the nine month period ended January 28, 2018 primarily due to a decrease in employee compensation related expenses as a result of restructuring activities undertaken during the first quarter of fiscal 2019, offset by employee severance compensation and other expenses related to restructuring activities undertaken during the first quarter of fiscal 2019.

Sales and Marketing Expenses
(in thousands, except percentages)	January 27, 2019	January 28, 2018	Change	% Change
Three months ended	$12,170	$11,913	$257	2%
Nine months ended	$37,077	$36,494	$583	2%

Sales and marketing expenses consist primarily of salaries and related costs of employees engaged in sales and marketing functions, including stock-based compensation charges related to those employees, commissions for our external sales representatives, costs related to marketing and promotional activities, and allocated facilities and IT support costs. Sales and marketing expenses for the three month period ended January 27, 2019 increased compared to the three month period ended January 28, 2018 due to an increase in commissions to our external sales representatives. Sales and marketing expenses for the nine month period ended January 27, 2019 increased compared to the nine month period ended January 28, 2018 due to an increase in commissions to our external sales representatives as well as employee compensation expenses related to a reduction in force activities undertaken during the first quarter of fiscal 2019.

General and Administrative Expenses
(in thousands, except percentages)	January 27, 2019	January 28, 2018	Change	% Change
Three months ended	$14,973	$19,739	$(4,766)	(24)%
Nine months ended	$40,448	$47,311	$(6,863)	(15)%

General and administrative expenses consist primarily of salaries and related costs of employees engaged in general and administrative functions, including stock-based compensation charges related to those employees, legal, audit and other professional fees, insurance costs, human resources and other corporate costs, and allocated facilities and IT support costs. General and administrative expenses for the three month period ended January 27, 2019 decreased compared to the three month period ended January 28, 2018 primarily due to approximately $7.5 million of stock-based compensation expense recorded during the third quarter of fiscal 2018 related to the modification of equity awards for our former Chief Executive Officer upon his retirement during the third quarter of fiscal 2018 partially offset by approximately $3.1 million of transaction expenses during the third quarter of fiscal 2019 related to the Merger. General and administrative expenses for the nine month period ended January 27, 2019 decreased compared to the nine month period ended January 28, 2018 primarily due to approximately $7.5 million of stock-based compensation expense recorded during the third quarter of fiscal 2018 related to the modification of equity awards for our former Chief Executive Officer upon his retirement during the third quarter of fiscal 2018 and governmental subsidies received in fiscal 2019 in certain jurisdictions in which we conduct business partially offset by approximately $3.1 million of transaction expenses during the third quarter of fiscal 2019 related to the Merger.

Start-Up Costs
(in thousands, except percentages)	January 27, 2019	January 28, 2018	Change	% Change
Three months ended	$15,136	$638	$14,498	100%
Nine months ended	$34,108	$638	$33,470	100%

Start-up costs consist of operating expenses, including employee compensation, facility maintenance and other expenses, related to our recently purchased 700,000 square foot manufacturing facility in Sherman, Texas during the period while it is being brought to its intended use.

Interest Income
(in thousands, except percentages)	January 27, 2019	January 28, 2018	Change	% Change
Three months ended	$5,333	$3,995	$1,338	33%
Nine months ended	$16,469	$11,181	$5,288	47%

Interest income for the three and nine month periods ended January 27, 2019 increased compared to the respective three and nine month periods ended January 28, 2018 due to an increase in interest rates.

Interest Expense
(in thousands, except percentages)	January 27, 2019	January 28, 2018	Change	% Change
Three months ended	$8,167	$9,192	$(1,025)	(11)%
Nine months ended	$27,043	$27,336	$(293)	(1)%

Interest expense for the three and nine month periods ended January 27, 2019 decreased compared to the respective three and nine month periods ended January 28, 2018 primarily due to the redemption of our 0.50% Convertible Senior Notes due 2033 during the third quarter of fiscal 2019.

Other Income (Expense), Net
(in thousands, except percentages)	January 27, 2019	January 28, 2018	Change	% Change
Three months ended	$(38)	$(459)	$421	(92)%
Nine months ended	$(1,043)	$(2,042)	$999	(49)%

Other expense, net for the three month period ended January 27, 2019 decreased compared to the three month period ended January 28, 2018 primarily due to fluctuations of foreign currency exchange rates. Other expense, net for the nine month period ended January 27, 2019 decreased as compared to the nine month period ended January 28, 2018 primarily due to a $2.4 million impairment of one of our minority investments, recognized during the first quarter of fiscal 2018, due to this investee's prolonged negative results of operations and cash flows, partially offset by fluctuations of foreign currency exchange rates.

Provision for Income Taxes
(in thousands, except percentages)	January 27, 2019	January 28, 2018	Change	% Change
Three months ended	$12,962	$43,874	$(30,912)	(70)%
Nine months ended	$8,185	$44,996	$(36,811)	(82)%

The provision for income taxes for the three and nine month periods ended January 27, 2019 decreased compared to the three and nine month periods ended January 28, 2018 primarily due to approximately $41.8 million of the deferred tax expense recorded during the third quarter of fiscal 2018 associated with the revaluation of our net deferred tax assets and the inclusion of the one-time deemed repatriation of accumulated foreign earnings, both as the result of the TCJA.

Liquidity and Capital Resources

	Nine Months Ended
(in millions)	January 27, 2019	January 28, 2018
Net cash provided by operating activities	$131.5	$125.0
Net cash provided by (used in) investing activities	$712.6	$(130.9)
Net cash provided by (used in) financing activities	$(249.5)	$4.8

Operating Cash Flows
Net cash provided by operating activities in the nine month period ended January 27, 2019 primarily consisted of our net loss, as adjusted to exclude depreciation, amortization and other non-cash items totaling $126.6 million. Net cash provided by operating activities in the nine month period ended January 28, 2018 primarily consisted of our net loss, as adjusted to exclude depreciation, amortization and other non-cash items totaling $191.0 million.

Investing Cash Flows
Net cash provided by investing activities in the nine month period ended January 27, 2019 primarily consisted of net maturities of short-term investments. Net cash used in investing activities in the nine month period ended January 28, 2018 primarily consisted of expenditures for capital assets.

Financing Cash Flows
Net cash used in financing activities in the nine month period ended January 27, 2019 primarily consisted of the redemption of our 0.50% Convertible Senior Notes due 2033 during the third quarter of fiscal 2019. Net cash provided by financing activities in the nine month period ended January 28, 2018 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans, offset by share repurchases for tax withholdings on vesting of restricted stock units.
Contractual Obligations and Commercial Commitments
Our contractual obligations at January 27, 2019 were as follows (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 Years	4-5 Years	5 Years
0.5% Convertible Senior Notes due 2033 (a)	$1,054	$—	$—	$1,054	$—
0.5% Convertible Senior Notes due 2036	575,000	—	575,000	—	—
Interest on 2036 Notes (b)	8,266	2,875	5,391	—	—
Operating leases (c)	35,828	10,418	13,501	7,562	4,347
Capital purchase obligations	33,030	33,030	—	—	—
Other purchase obligations	113,670	113,670	—	—	—
Total contractual obligations	$766,848	$159,993	$593,892	$8,616	$4,347
_________________

(a)	Does not include interest on our 0.50% Convertible Senior Notes due 2033 as we have the right to redeem the notes in whole or in part at any time on or after December 22, 2018.

(b)	Includes interest on our 0.50% Convertible Senior Notes due 2036 through December 2021 as we have the right to redeem the notes in whole or in part at any time on or after December 22, 2021.

(c)	Includes operating lease obligations that have been accrued as restructuring charges.

Pursuant to the terms of the 2033 Notes and the 2033 Notes Indenture, holders of the 2033 Notes had an option to require the Company to repurchase on December 15, 2018 (the “Repurchase Date”) all or a portion of such holders’ 2033 Notes (the “Put Option”) at a price equal to 100% of the principal amount of such 2033 Notes, plus accrued and unpaid interest to, but excluding, the Repurchase Date. As of the close of business on December 14, 2018, the Company had received valid Put Option exercise notices from holders that required the Company to repurchase approximately $257.7 million aggregate principal amount of 2033 Notes. The Company settled the Put Option on December 17, 2018 and paid an aggregate of approximately $258.3 million to repurchase all of the 2033 Notes for which Put Option exercises notices were validly delivered and not validly withdrawn. Immediately following the settlement of the Put Option, the repurchased 2033 Notes were canceled and approximately $1.1 million principal amount of 2033 Notes remained outstanding.
The 2033 Notes are convertible into shares of our common stock at specified conversion prices by the holders at their option prior to the close of business on the business day immediately preceding June 15, 2033 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 26, 2014 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period ("measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 15, 2033 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing circumstances have occurred. The outstanding 2033 Notes remain subject to redemption by the holders in December 2023 and 2028. These notes are redeemable by us, in whole or in part, at any time on or after December 22, 2018.

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
Capital purchase obligations represent commitments for the construction or purchase of property, equipment and improvements. They were not recorded as liabilities on our consolidated balance sheets as of January 27, 2019, as we had not yet received the related goods or taken title to the property.
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

Sources of Liquidity and Capital Resource Requirements

At January 27, 2019, our principal sources of liquidity consisted of approximately $911 million of cash and cash equivalents and short-term investments, of which approximately $233 million was held by our foreign subsidiaries.

We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire all of our outstanding 2033 Notes, in the aggregate principal amount of $1.1 million, which are subject to redemption by the holders in December 2023 and 2028, or our 2036 Notes, in the aggregate principal amount of $575.0 million, which are subject to redemption by the holders in December 2021, 2026 and 2031. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Off-Balance-Sheet Arrangements

At January 27, 2019 and April 29, 2018, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Part I, Item 1, Financial Statements - Note 8. Legal Matters” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended January 27, 2019.

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

Lawsuits have been filed against us, our Board, II-VI, and Merger Subsidiary, and other lawsuits may be filed against us, II-VI, Merger Subsidiary, and/or their respective boards of directors challenging the Merger. An adverse ruling in any such lawsuit may prevent the Merger from being completed.

As of January 27, 2019, seven lawsuits have been filed by alleged Finisar stockholders challenging the Merger: (i) Hein v. Finisar Corporation, et al., 19CV340510, in the Superior Court of California, County of Santa Clara; (ii) Tenvold v. Finisar Corporation, et al., 1:19-cv-00050, in the United States District Court for the District of Delaware; (iii) Klein v. Finisar Corporation, et al., 3:19-cv-00155, in the United States District Court for the Northern District of California; (iv) Wheby v. Finisar Corporation, et al., 1:19-cv-00064, in the United States District Court for the District of Delaware; (v) Sharma v. Finisar Corporation, et al., 3:19-cv-00220, in the United States District Court for the Northern District of California; (vi) Davis v. Finisar Corporation, et al., 3:19-cv-00271, in the United States District Court for the Northern District of California; and (vii) Buchansky v. Finisar Corporation, et al., 5:19-cv-00446, in the United States District Court for the Northern District of California (collectively, the “Actions”).

Plaintiffs in the Actions name as defendants Finisar and each member of the Finisar Board. In addition, plaintiffs in the Hein, Tenvold, and Klein actions name II-VI and Merger Subsidiary as defendants. Further, plaintiffs in the Hein, Tenvold, Klein, Wheby, Davis, and Buchansky actions seek to recover on behalf of a putative class consisting of all similarly situated Finisar stockholders.

Plaintiff in the Hein action alleges that the Finisar Board breached its fiduciary duties to Finisar stockholders by, among other things, purportedly engaging in an insufficient sales process, obtaining inadequate merger consideration, and filing a materially misleading preliminary proxy statement. The Hein plaintiff further asserts that II-VI and the Merger Subsidiary knowingly aided and abetted the Finisar Board in breaching their fiduciary duties to Finisar stockholders by entering into the Merger. The Hein plaintiff seeks preliminary and permanent injunction of the proposed transaction unless the proxy statement is amended, rescission and unspecified damages if the Merger is consummated, and attorneys’ fees and expert fees and costs.

Plaintiffs in the Tenvold, Klein, Wheby, Sharma, Davis, and Buchansky actions purport to state claims for violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 and, in the case of the Davis complaint, Regulation G promulgated thereunder. Plaintiffs in these actions generally allege that the preliminary proxy statement omits material information with respect to the Merger, and seek, among other things, an order enjoining the defendants from proceeding with closing the Merger; unspecified damages, attorneys’ fees and expert fees, and expenses and costs; and in the event the Merger is consummated before entry of final judgment, rescission of the Merger or rescissory damages. Defendants believe that the complaints are without merit.

On January 28, 2019, an eighth complaint, captioned Pappey v. Finisar Corporation, et al., 1:19-cv-00167, was filed in the United States District Court for the District of Delaware. In Pappey, plaintiff seeks to recover on behalf of a putative class consisting of all similarly situated Finisar stockholders. As with the plaintiffs in the Tenvold, Klein, Wheby, Sharma, Davis, and Buchansky actions, plaintiff seeks to recover under Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 on the grounds that the preliminary proxy statement is false and misleading. Plaintiff also seeks an order enjoining the defendants from proceeding with closing the Merger; unspecified damages, attorneys’, and expert fees, and expenses and costs; and in the event the Merger is consummated before entry of final judgment, rescission of the Merger or rescissory damages. The defendants similarly believe this complaint is without merit.

The litigation relating to the Merger are discussed in detail in “Part I, Item 1, Financial Statements - Note 8. Legal Matters” in this Form 10-Q. There can be no assurance that additional complaints will not be filed with respect to the Merger. One of the conditions to completion of the Merger is the absence of any applicable law (including any order) being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an order prohibiting completion of the Merger, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe.

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

The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has experienced less consolidation. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Increased consolidation in our industry, should it occur, will reduce the number of our competitors, but would be likely to further strengthen surviving industry participants. We may not be able to compete successfully against either current or future competitors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances and may be able to react quicker to changing customer requirements and expectations. There is also the risk that network systems vendors may re-enter the subsystem market and begin to manufacture the optical subsystems incorporated in their network systems. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. Our principal competitors for data communication applications include Applied Optoelectronics, Foxconn, Innolight, Lumentum, Oclaro (recently acquired by Lumentum), and Sumitomo. Our principal competitors for telecommunication applications include Acacia Communications, Fujitsu Optical Components, Lumentum, Oclaro, and Sumitomo. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.

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

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire our outstanding 2033 Notes, in the aggregate principal amount of $1.1 million, which are subject to redemption by the holders in December 2023 and 2028, or our 2036 Notes, in the aggregate principal amount of $575.0 million, which are subject to redemption by the holders in December 2021, 2026 and 2031. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations. If we do raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders.

Our international business and operations expose us to additional risks.

Products shipped to customers located outside the United States account for a majority of our revenues. In addition, we have significant tangible assets located outside the United States. Our principal manufacturing facilities are located in Malaysia and China. We currently operate smaller facilities in Australia, Korea, Sweden and Germany, and we are further expanding one of our manufacturing facilities in China. We also rely on several contract manufacturers located in Asia for our supply of key subassemblies. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:

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

Although we price our products in U.S. dollars, portions of both our cost of revenues and operating expenses are incurred in foreign currencies, principally the Malaysian ringgit, the Chinese yuan, the Australian dollar, the Swedish krona, and the Euro. As a result, we bear the risk that the rate of inflation in one or more countries will exceed the rate of the devaluation of that country's currency in relation to the U.S. dollar, which would increase our costs as expressed in U.S. dollars. To date, we have not engaged in currency hedging transactions to decrease the risk of financial exposure from fluctuations in foreign exchange rates.

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

•
greater risks of disruption in the operations of our China and Singapore facilities and our Asian contract manufacturers, including contract manufacturers located in Thailand, and more frequent instances of shipping delays; and

•
the risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.

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

Since inception, we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2019, we wrote off an aggregate of $29.0 million in nine investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $129,000 of such equity investments remaining on our balance sheet as of January 27, 2019 in future periods.

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

On December 22, 2017, H.R.1, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), was signed into law. The TCJA is complex and includes amendments that significantly change the taxation of offshore earnings and the deductibility of interest. The TCJA had a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense. The TCJA implemented a territorial tax system, which includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. The mandatory deemed repatriation of these undistributed earnings has been offset by federal and state net operating loss carryforwards, and state credit carryforwards. Additionally, TCJA introduced new international tax provisions that are effective for our fiscal year 2019, including (i) a new provision designed to currently tax the global low-taxed income of our foreign subsidiaries, together with a deduction of up to 50 percent and a partial credit for foreign taxes incurred by the foreign subsidiaries; (ii) limitations on the deductibility of certain base eroding payments to foreign entities; and (iii) limitations on the use of foreign tax credits to reduce U.S. income tax liability. While each of these provisions will have an impact on our tax expense for fiscal year 2019 and future periods, we expect the minimum tax on certain base erosion payments to have the most significant impact. We have completed our assessment of the effect of the TCJA on our consolidated financial statements. Reference is made to "Part I, Item 1, Financial Statements - Note 2. Summary of Significant Accounting Policies. U.S. Tax Reform" for further discussion of the TCJA.

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

As of January 27, 2019, we had outstanding an aggregate principal amount of $1.1 million of our 2033 Notes and an aggregate principal amount of $575.0 million of our 2036 Notes. The 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments, and the 2036 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $44.17 per share, subject to adjustments. An aggregate of approximately 34,923 and 13,017,885 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes and all outstanding 2036 Notes, respectively, at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Dated: February 28, 2019