Form 10-K
period 2019-04-28
FINISAR CORP
filed 2019-06-14
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 28, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
000-27999
(Commission File No.)
Finisar Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3038428 (I.R.S. Employer Identification No.)
1389 Moffett Park Drive, Sunnyvale, California (Address of principal executive offices)	94089 (Zip Code)
Registrant’s telephone number, including area code: 408-548-1000
_____________________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $.001 par value	FNSR	NASDAQ Stock Market
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
  Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☒
As of October 28, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.5 billion based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Stock Market on October 26, 2018 of $16.32 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant's common stock, $.001 par value, outstanding as of June 10, 2019: 119,835,941.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders are incorporated by reference in Part III hereof.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 28, 2019

i

FORWARD LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use words like "anticipates", "believes", "plans", "expects", "future", "intends" and similar expressions to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events; however, our business and operations are subject to a variety of risks and uncertainties, and, consequently, actual results may materially differ from those projected by any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements since they may not occur.
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

We have also entered the 3D Sensing market. 3D Sensing enables features such as facial recognition, gaming and virtual reality, as well as automotive market applications such as LiDAR and in-cabin recognition. VCSELs (Vertical Cavity Surface Emitting Lasers) are core to 3D Sensing. We leverage our experience in laser technology in our 3D Sensing products.

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

We sell our products primarily to manufacturers of storage systems, networking equipment and telecommunication equipment such as Broadcom, Ciena, Cisco Systems, Dell EMC, Ericsson, FiberHome, Fujitsu, Hewlett Packard Enterprise, Huawei, IBM, Juniper, Nokia, QLogic (now a subsidiary of Marvell Technology), and ZTE, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers. We also sell products to end-users.

We were incorporated in California in April 1987 and reincorporated in Delaware in November 1999. Our principal executive offices are located at 1389 Moffett Park Drive, Sunnyvale, California 94089, and our telephone number at that location is +1-408-548-1000.

All references to "Finisar", "the Company", "we", "us" or "our" are references to Finisar Corporation and its consolidated subsidiaries, collectively, except as otherwise indicated or where the context otherwise requires.

Merger Agreement
On November 8, 2018, the Company, II-VI Incorporated, a Pennsylvania corporation ("Parent" or "II-VI") and Mutation Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Subsidiary"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other things, Merger Subsidiary will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

At the time the Merger becomes effective (the "Effective Time"), each issued and outstanding share of common stock, par value $0.001 per share, of the Company ("Company Stock") (other than shares of Company Stock owned by Parent or Merger Subsidiary or any direct or indirect wholly owned subsidiary of Parent, which will be cancelled without consideration, and holders of Company Stock, if any, who properly exercise their appraisal rights under the General Corporation Law of the State of Delaware) outstanding immediately prior to the Merger will be automatically cancelled and converted into the right to receive, for each share of Company Stock, at the stockholder’s election and subject to proration in the event the cash consideration or Parent Common Stock (as defined below) consideration is oversubscribed, either (i) $26.00 in cash (the "Cash Election Consideration"), (ii) 0.5546 of a share of common stock, no par value, of Parent ("Parent Common Stock") (the "Stock Election Consideration"), or (iii) a combination of (A) 0.2218 of a share of Parent Common Stock (the "Exchange Ratio") and (B) $15.60 in cash, without interest (the "Mixed Election Consideration"). On an average basis across all shares of Company Stock (including the Options (as defined below) and Performance RSUs (as defined below)), at the closing of the Merger, 60% of the aggregate amount of the outstanding shares of Company Stock (including the Options and Performance RSUs) will be converted into the right to receive the Cash Election Consideration, with the remaining 40% converted into the right to receive the Stock Election Consideration.

Pursuant to the Merger Agreement, at the Effective Time, each outstanding and unexercised option to purchase Company Stock (whether vested or unvested) (an "Option") shall automatically be cancelled and terminated and converted into the right to receive an amount of Mixed Election Consideration equal to the product of (i) the excess, if any, of the Cash Election Consideration over the exercise price per share of such Option multiplied by (ii) the number of shares of Company Stock subject to such Option, payable no later than the Company’s next payroll date after the closing of the Merger. Further, as of the Effective Time, each award of restricted stock units of the Company that is outstanding immediately prior to the Effective Time and is subject to a performance-based vesting condition (a "Performance RSU") that relates solely to the value of Company Stock will vest as to a number of shares determined under the terms of the award and will be cancelled and extinguished and converted into the right to receive the Cash Election Consideration, the Stock Election Consideration or the Mixed Election Consideration in accordance with the election made by the holder of such Performance RSU. At the Effective Time, each other award of restricted stock units of the Company that is outstanding and unvested will be assumed by Parent and continue to be subject to substantially the same terms and conditions (including vesting requirements) as in effect immediately prior to the Effective Time, except that the number of shares of Parent Common Stock subject to such assumed restricted stock unit awards will be equal to the product of (i) the number of shares of Company Stock underlying such unvested restricted stock unit award as of immediately prior to the Effective Time multiplied by (ii) the sum of the (A) Exchange Ratio plus (B) the quotient obtained by dividing $15.60 by the Equity Award Measurement Price. The "Equity Award Measurement Price" means the volume weighted average price per share of Parent Common Stock on NASDAQ for the ten (10) consecutive trading days ending on (and including) the third trading day immediately prior to the Effective Time.

The Merger Agreement also provides, among other things, that the board of directors of Parent (the "Parent Board") will appoint, at the Effective Time, three members, each of whom are (i) members of the board of directors of the Company (the "Board") as of the date of the Merger Agreement, (ii) mutually agreed to by the Company and Parent, acting in good faith, and (iii) reasonably approved by the Corporate Governance and Nominating Committee of the Parent Board.

The closing of the Merger is subject to, among other things, the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of Company Stock (the "Company Stockholder Approval"), which was obtained on March 26, 2019, and the affirmative vote of at least a majority of the votes cast for the proposal on the issuance of the Parent Common Stock and any restricted units of Parent issuable in connection with the Merger (the "Parent Stockholder Approval"), which was obtained on March 26, 2019. The closing of the Merger is also subject to various customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; receipt of other specified regulatory approvals; the absence of any temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction enjoining or otherwise prohibiting the consummation of the Merger; the SEC having declared effective a Form S-4 with respect to, and the approval of the listing on NASDAQ of, the shares of Parent Common Stock issuable in connection with the Merger; the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to a material adverse effect qualification); compliance with the covenants and agreements in the Merger Agreement in all material respects; and no material adverse effect on either the Company or Parent. The closing of the Merger is also subject to Parent, the Company and Wells Fargo Bank, National Association (the "Trustee"), entering into a supplemental indenture in connection with that certain (i) indenture, dated as of December 16, 2013 (the "2033 Notes Indenture"), by and among the Company and the Trustee governing the Company’s 0.50% Convertible Senior Notes due 2033 (the "2033 Notes"), which was cancelled and discharged on May 1, 2019 in connection with the redemption of all of the remaining outstanding 2033 Notes, and (ii) indenture, dated as of December 21, 2016 (the "2036 Notes Indenture" and, together with the 2033 Notes Indentures, the "Indentures"), by and among the Company and the Trustee governing the Company’s 0.50% Convertible Senior Notes due 2036 (the "2036 Notes" and, together with the 2033 Notes, the "Notes") providing, among other items, (a) at and after the Effective Time, pursuant, and subject to, the terms and conditions of the applicable Indenture, for the change in right to convert each $1,000 principal amount of the 2033 Notes and the 2036 Notes, as applicable, into the amount of shares of Parent Common Stock and cash, or the combination thereof, that a holder of a number of shares of Company Stock equal to the conversion rate of the 2033 Notes and the 2036 Notes immediately prior to the Effective Time would have owned or been entitled to receive upon the Effective Time, and (b) Parent’s full and unconditional guarantee, on a senior unsecured basis, of the 2033 Notes and the 2036 Notes. Though not a condition to Closing, Parent and Merger Subsidiary are also obligated to use its reasonable best efforts to obtain debt financing that, together with the other financial resources of Parent, will be sufficient to satisfy all of Parent’s and Merger Subsidiary’s payment obligations under the Merger Agreement.

Pursuant, and subject, to the terms and conditions of the Indentures, each holder of Notes will have the right, at such holder’s option, to require the Company to repurchase any or all of such holder’s Notes, on the date specified by the Company that is not less than 20 business days and not more than 35 business days after the date of the Company’s notice to holders of the occurrence of the Merger, such notice to be delivered within 20 business days of the Effective Time, at a repurchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest to, but excluding, the repurchase date ("Merger Repurchase Date"). Further pursuant, and subject, to the terms and conditions of the Indentures, all or any portion of a holder’s Notes may be surrendered for conversion at any time from or after the date that is 25 scheduled trading days prior to the anticipated Effective Time (or, if later, the business day after the Company gives holders notice of the Merger) until the Merger Repurchase Date.

The Company has made customary representations and warranties in the Merger Agreement. The Company is also subject to customary covenants, including, among others, covenants (i) to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Merger, (ii) not to engage in specified types of transactions during this period unless agreed to in writing by Parent, (iii) to convene and hold a meeting of its stockholders for the purpose of obtaining the Company Stockholder Approval, which was held and such approval was obtained on March 26, 2019, and (iv) subject to certain exceptions, not to withdraw, amend or modify in a manner adverse to Parent the recommendation of the Board that the Company’s stockholders adopt the Merger Agreement.

Parent has made customary representations and warranties in the Merger Agreement. Parent is also subject to customary covenants, including, among others, (i) to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Merger, (ii) not to engage in specified types of transactions during this period unless agreed to in writing by the Company, (iii) to convene and hold a meeting of its shareholders for the purpose of obtaining the Parent Stockholder Approval, which was held and such approval was obtained on March 26, 2019, and (iv) subject to certain exceptions, not to withdraw, amend or modify in a manner adverse to the Company the recommendation of the Parent Board that Parent’s shareholders vote in favor of the issuance of the Parent Common Stock issuable in connection with the Merger.

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

For data communication applications that rely on the Fibre Channel standard, we currently provide a wide range of optical subsystems for transmission applications at 1 to 28 Gbps. For data communication applications that rely on the Ethernet standard, we provide a broad range of optical subsystems for transmitting signals at 1 to 400 Gbps using the SFP, SFP+, XFP, X2, QSFP, QSFP28, QSFP56-DD, CXP, CFP, CFP2, CFP4, and proprietary form factors. For OTN and SONET/SDH-based telecommunication applications, we supply optical subsystems that are capable of transmitting at 0.155, 0.622, 2.5, 10, 40, 100, 200 and 400 Gbps.

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

Customers

Our revenues are principally derived from sales of optical subsystems and components to a broad base of networking equipment manufacturers, data center operators, telecom service providers, consumer electronics, automotive companies, distributors, end customers, and system integrators. Sales of products for data communication applications represented 72%, 78%, and 72% of our total revenues in fiscal 2019, 2018 and 2017, respectively. Sales of products for telecommunication applications represented 28%, 22%, and 28% of our total revenues in fiscal 2019, 2018 and 2017, respectively.

Sales to our ten largest customers represented 58%, 59%, and 56% of our total revenues during fiscal 2019, 2018 and 2017, respectively. Two customers, Cisco Systems and Huawei, represented more than 10% of our total revenues during fiscal 2019. Two customers, Cisco Systems and Google, represented more than 10% of our total revenues during fiscal 2018. Two customers, Cisco Systems and Huawei, represented more than 10% of our total revenues during fiscal 2017. No other customer accounted for more than 10% of our total revenues in any of these years.

Technology

The development of high quality optical subsystems and components for high-speed communications requires multidisciplinary expertise in the following technology areas:

High Frequency Integrated Circuit Design. Our optical subsystems development efforts are supported by an engineering team that specializes in analog/digital IC design. This group utilizes semiconductor technologies such as silicon complementary-metal-oxide-semiconductor, or Si CMOS, and silicon germanium bipolar CMOS, or SiGe BiCMOS, to design high-speed, high performance proprietary ICs such as laser drivers, receiver pre-and post-amplifiers, and microprocessors. These proprietary ICs are incorporated across our transceiver and transponder product portfolio at data rates from 1 to 100 Gbps. We also design the advanced LCoS controller ICs for our WSS and ROADM linecard products. Our in-house IC design capabilities are critical to our ongoing development of future products.

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

Optoelectronic Device Design and Wafer Fabrication. The ability to manufacture our own optical components provides significant cost savings as well as the ability to create unique, high performance components. This enhances our competitive position in terms of performance, time-to-market, and intellectual property. Most significantly, we design and manufacture a number of active components that are used in our optical subsystems. Certain of our past acquisitions provided us with wafer fabrication capability for designing and manufacturing VCSEL components, used in our shorter distance transceivers for data communication applications, PIN detectors and 1310 nm FP and DFB lasers used in our longer distance transceivers, although we continue to rely on third-party suppliers for a portion of our DFB laser requirements, and tunable lasers for use in our tunable XFP and SFP+ transceivers for telecommunication applications.

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

Competition in the market for optical subsystems and components varies by market segment. Our principal competitors for optical transceivers sold for data communication applications include Applied Optoelectronics, Foxconn, Innolight, Lumentum, and Sumitomo. Our principal competitors for optical transceivers sold for telecommunication applications include Acacia Communications, Fujitsu Optical Components, Lumentum, and Sumitomo. Our principal competitors for WSS ROADM products include CoAdna, Lumentum, Oplink, and Nistica. We believe we compete favorably with our competitors with respect to most of the foregoing factors based, in part, upon our broad product line, our sizeable installed base, our significant vertical integration, and our lower-cost manufacturing facilities in Ipoh, Malaysia and Wuxi, China.

Sales, Marketing and Technical Support

For sales of our optical subsystems and components, we utilize a direct sales force augmented by five world-wide distributors, eleven international distributors, two domestic distributors, 18 domestic manufacturers’ representatives, and eight international manufacturers’ representatives. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers’ representatives. In our international markets, our direct sales force works with local resellers who assist us in providing support and maintenance in the territories they cover.

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

Manufacturing

We manufacture our optical subsystems at our production facility in Ipoh, Malaysia. This facility consists of 640,000 square feet, of which 240,000 square feet is suitable for clean room operations. We also conduct a portion of our new product introduction operations at our Ipoh facility. This facility is located on 840,000 square feet of land that we are leasing for 60 years, through June 28, 2055. In 2012, we entered into a 50-year lease for 550,000 square feet of land in Wuxi, China, where we built a 800,000 square foot facility. At this facility, we manufacture tunable and parallel transceivers, WSS components, ROADM line cards, passive optical components, coherent receivers, and high-end optical subassemblies used in VCSELs and detectors. In 2017, we entered into a 50-year lease for an additional 280,000 square feet of land adjacent to the above location in Wuxi, China, where we built an additional 300,000 square foot manufacturing facility. We manufacture WSS products at our 100,000 square foot facility in Sydney, Australia. We continue to conduct a substantial portion of our new product introduction activities at our Sunnyvale, California, Horsham, Pennsylvania, Sydney, Australia, and Shanghai, China facilities. In Sunnyvale, we also conduct supply chain management for certain components as well as quality assurance and documentation control operations. We maintain an international purchasing office in Shenzhen, China. We conduct wafer fabrication operations for the manufacture of VCSELs used in short wavelength transceiver products at our facility in Allen, Texas. In 2017, we purchased a 700,000 square foot manufacturing facility in Sherman, Texas, for wafer fabrication operations for the manufacture of VCSELs used in short wavelength transceiver products and 3D sensing products. We conduct wafer fabrication operations for the manufacture of long wavelength FP and DFB lasers at our facility in Fremont, California. We conduct wafer fabrication operations for the manufacture of tunable lasers and photonic integrated circuits, or PICs, at our facility in Jarfalla, Sweden. We manufacture high speed optical receivers and photodetectors at our facility in Berlin, Germany. We expect to continue to use contract manufacturers for a portion of our manufacturing needs, primarily printed circuit board assemblies.

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

Research and Development

In fiscal 2019, 2018 and 2017, our research and development expenses were $217.9 million, $239.0 million, and $217.9 million, respectively. We believe that our future success depends on our ability to continue to enhance the performance and reduce the cost of our existing products and to develop new products that maintain technological and business competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the data communication and telecommunication markets. We also seek opportunities to leverage the technical and product competencies created for our core markets to develop products for other applications, especially products using active optical components that we design and manufacture. We work closely with our customers to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our various product lines, and we also have specific groups devoted to ASIC design and test, subsystem design, and software design. Our product development operations include the active involvement of our manufacturing engineers who examine each product for its manufacturability, predicted reliability, expected lifetime, and manufacturing costs.

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

Employees

As of April 28, 2019, we employed approximately 13,000 full-time employees and contractors, of whom approximately 1,300 were located in the United States and approximately 10,000 were located at our production facilities in Ipoh, Malaysia, and Wuxi, China. We also, from time to time, employ part-time employees. Our employees are not represented by any union, and we have never experienced a work stoppage. Certain of our employees in our Sydney, Australia facility are subject to a collective agreement not involving a union. In addition, we have a works council in our Berlin, Germany facility. We believe that there is a positive employee relations environment within our company.

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

In January, 2019, eight lawsuits have been filed by alleged Finisar stockholders challenging the Merger: (i) Hein, et al. v. Finisar Corporation, et al., 19CV340510, in the Superior Court of California, County of Santa Clara; (ii) Tenvold, et al. v. Finisar Corporation, et al., 1:19-cv-00050, in the United States District Court for the District of Delaware; (iii) Klein, et al. v.

Finisar Corporation, et al., 5:19-cv-00155, in the United States District Court for the Northern District of California; (iv) Wheby Jr., et al. v. Finisar Corporation, et al., 1:19-cv-00064, in the United States District Court for the District of Delaware; (v) Sharma v. Finisar Corporation, et al., 5:19-cv-00220, in the United States District Court for the Northern District of California; (vi) Davis, et al. v. Finisar Corporation, et al., 3:19-cv-00271, in the United States District Court for the Northern District of California; (vii) Bushansky, et al. v. Finisar Corporation, et al., 5:19-cv-00446, in the United States District Court for the Northern District of California; and (viii) Pappey, et al. v. Finisar Corporation, et al., 1:19-cv-00167, in the United States District Court for the District of Delaware (collectively, the “Actions”).

Plaintiffs in the Actions named as defendants Finisar and each member of the Finisar Board. In addition, plaintiffs in the Hein, Tenvold, and Klein actions named II-VI and Merger Subsidiary as defendants. Further, plaintiffs in the Hein, Tenvold, Klein, Wheby, Jr., Davis, Bushansky, and Pappey actions sought to recover on behalf of a putative class consisting of all similarly situated Finisar stockholders.

Plaintiff in the Hein action alleged that the Finisar Board breached its fiduciary duties to Finisar stockholders by, among other things, purportedly engaging in an insufficient sales process, obtaining inadequate merger consideration, and filing a materially misleading preliminary proxy statement. The Hein plaintiff further asserted that II-VI and the Merger Subsidiary knowingly aided and abetted the Finisar Board in breaching their fiduciary duties to Finisar stockholders by entering into the Merger. The Hein plaintiff sought a preliminary and permanent injunction of the proposed transaction unless the proxy statement was amended, rescission and unspecified damages if the Merger was consummated, and attorneys’ fees and expert fees and costs.

Plaintiffs in the Tenvold, Klein, Wheby Jr., Sharma, Davis, Bushansky, and Pappey actions purported to state claims for violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 and, in the case of the Davis complaint, Regulation G promulgated thereunder. Plaintiffs in these actions generally alleged that the preliminary proxy statement omits material information with respect to the Merger, and sought, among other things, an order enjoining the defendants from proceeding with closing the Merger; unspecified damages, attorneys’ fees and expert fees, and expenses and costs; and in the event the Merger was consummated before entry of final judgment, rescission of the Merger or rescissory damages. Defendants believe that the complaints are without merit.

Following the filing of the Actions, counsel for Finisar and for the Plaintiffs engaged in arms-length negotiations concerning claims raised in the Actions and took certain actions that resulted in Finisar filing a Schedule DEFA14A on March 11, 2019, with the U.S. Securities and Exchange Commission that contained supplemental disclosures relating to the Merger. On March 12, 2019, Plaintiffs voluntarily dismissed the Actions with prejudice as to the Plaintiffs’ individual claims and without prejudice to claims asserted on behalf of a purported putative class of Finisar stockholders.

The litigation relating to the Merger are discussed in detail in "Part II, Item 8, Financial Statements - Note 15. Legal Matters" in this Form 10-K. There can be no assurance that additional complaints will not be filed with respect to the Merger. One of the conditions to completion of the Merger is the absence of any applicable law (including any order) being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an order prohibiting completion of the Merger, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe.

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

The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has experienced less consolidation. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Increased consolidation in our industry, should it occur, will reduce the number of our competitors, but would be likely to further strengthen surviving industry participants. We may not be able to compete successfully against either current or future competitors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances and may be able to react quicker to changing customer requirements and expectations. There is also the risk that network systems vendors may re-enter the subsystem market and begin to manufacture the optical subsystems incorporated in their network systems. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. Our principal competitors for data communication applications include Applied Optoelectronics, Foxconn, Innolight, Lumentum, and Sumitomo. Our principal competitors for telecommunication applications include Acacia Communications, Fujitsu Optical Components, Lumentum, and Sumitomo. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.

Decreases in average selling prices of our products may reduce our gross margins.

The market for optical subsystems is characterized by declining average selling prices resulting from factors such as increased competition, overcapacity, the introduction of new products and increased unit volumes as manufacturers continue to deploy network and storage systems. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices. We anticipate that average selling prices will decrease in the future in response to product introductions by competitors or us, or by other factors, including pricing pressures from significant customers. In particular, we typically conduct pricing negotiations for our existing products with some of our largest telecommunication OEM customers in the last several months of the calendar year. Decreases in our average selling prices resulting from these negotiations typically become effective at the beginning of the next calendar year and generally have an adverse impact on our gross margins in future quarters. This impact is typically most pronounced in our fourth fiscal quarter ending in April, when the impact of the new pricing is first felt over a full quarter. In order to sustain profitable operations, we must continually reduce costs for our existing products and also develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Failure to do so could cause our revenues and gross margins to decline, which would result in additional operating losses and significantly harm our business.

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

Our manufacturing operations are highly vertically integrated. In order to reduce our manufacturing costs, we have acquired a number of companies, and business units of other companies that manufacture optical components incorporated in our optical subsystem products and have developed our own facilities for the final assembly and testing of our products. For example, we design and manufacture many critical components incorporated in transceivers used for data communication and telecommunication applications, including all of the short wavelength VCSEL lasers, at our wafer fabrication facility in Allen, Texas and manufacture a portion of our internal requirements for longer wavelength lasers at our wafer fabrication facility in Fremont, California. We assemble and test most of our transceiver products at our facilities in Ipoh, Malaysia and Wuxi, China. As a result of this vertical integration, we have become increasingly dependent on our internal production capabilities. The manufacture of critical components, including the fabrication of wafers, and the assembly and testing of our products, involve highly complex processes. For example, minute levels of contaminants in the manufacturing environment, difficulties in the fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. From time to time, we have experienced problems achieving acceptable yields at our wafer fabrication facilities, resulting in delays in the availability of components. Moreover, an increase in the rejection rate of products during the quality control process before, during or after manufacture and/or shipping of such products, results in lower yields and margins. In addition, changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically significantly reduced our manufacturing yields, resulting in low or negative margins on those products. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver our subsystem products to our customers and could also affect our sale of components to customers in the merchant market. Our inability to supply components to meet our internal needs could harm our relationships with customers and have an adverse effect on our business.

The markets for our products are subject to rapid technological change, and to compete effectively we must continually introduce new products that achieve market acceptance.

The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements and evolving industry standards with respect to the protocols used in data communication and telecommunication networks. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. For example, the market for optical subsystems is currently characterized by a trend toward the adoption of "pluggable" modules and subsystems that do not require customized interconnections and by the development of more complex and integrated optical subsystems. We expect that new technologies will emerge as competition and the need for higher and more cost-effective bandwidth increases. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a write-down in the value of inventory on hand related to existing products and/or a charge for the impairment of long-lived assets related to such products. We have in the past experienced a slowdown in demand for existing products and delays in new product development and such slowdown in demand and delays may occur in the future. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our operating results would be adversely affected. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

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

We have recently entered into the market for components for consumer electronic products with our VCSEL array products for 3D sensing. We have purchased a facility in Sherman, Texas to expand our production capacity for these products and expect to continue to incur material costs in this expansion during fiscal year 2020. We have not previously participated in this market. The market for components for consumer electronics products and our expansion involve additional risks, including:

•
We expect our customer base for these products to be highly concentrated. If we are not able to meet the needs of our customers in this area, including with respect to timing and volume of production, performance and quality, we could lose business with our customers. Loss of business with any one customer could have a materially negative impact on our revenue and gross margin.

•
We have made and continue to make significant investment in the expansion of our production capacity for our VCSEL arrays for 3D sensing, including the development of a high-volume production facility in Sherman, Texas. If we are unable to complete our production expansion plan and have our new production lines qualified by our customers on a timely basis, we could harm our customer relationships and lose business, which could have a materially negative impact on our revenue and gross margin.

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

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire our outstanding 2036 Notes, in the aggregate principal amount of $575.0 million, which are subject to redemption by the holders in December 2021, 2026 and 2031. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations. If we do raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders.

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

•
unanticipated restrictions on our ability to sell to foreign customers where sales of products and the provision of services may require export licenses or are prohibited by government action (for example, in early 2018, the U.S. Department of Commerce prohibited the export and sale of a broad category of U.S. products, as well as the provision of services, to ZTE Corporation, and in 2019, to Huawei, both of which are our customers in China);

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

Changes in government trade policies, including the imposition of tariffs and export restrictions, could limit our ability to sell our products to certain customers, which may materially adversely affect our sales and results of operations.

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

The U.S. or foreign governments may take administrative, legislative or regulatory action that could materially interfere with our ability to sell products in certain countries, particularly in China. For example, between July 2018 and May 2019, the Office of the United States Trade Representative imposed 25% tariffs on specified product lists, including certain electronic components and equipment, totaling approximately $250 billion in Chinese imports. In response, China imposed or proposed new or higher tariffs on U.S. products. The U.S. government has also threatened to impose tariffs on an additional $325 billion of Chinese imports, and China has threatened additional retaliatory actions. While the imposition of these tariffs did not have a direct, material adverse impact on our business during fiscal year 2019, the direct and indirect effects of tariffs and other restrictive trade policies are difficult to measure and are only one part of a larger U.S./China economic and trade policy disagreement. For example, the list of proposed U.S. tariffs on Chinese products released in July 2018 includes transceiver and other products manufactured in our facility in Wuxi, China. If these new tariffs are implemented, sales of our products manufactured in China and shipped to the United States could decrease, which would negatively impact our business. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively impacting China’s overall economic condition, which could have negative repercussions for our business. Furthermore, the imposition of tariffs could cause a decrease in the sales of our products to customers located in China or to other customers selling to Chinese end users, which would directly impact our business. In addition, the imposition of tariffs on our customers’ products that are imported from China to the U.S. could harm sales of such products, which would harm our business. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation.

Furthermore, the U.S. government has in the past issued export restrictions that prohibited American companies from exporting U.S. manufactured products, foreign manufactured products with more than 25% controlled U.S. content, as well as U.S. origin technology, to ZTE, one of our customers, and, while the ZTE restriction have been lifted, in May 2019 the U.S. government imposed a similar prohibition with respect to Huawei, which accounted for 10% of our total revenue during fiscal 2019. While more than 90% of the revenue we received from Huawei in fiscal year 2019 was for products of a type not subject to the current U.S. government prohibition, the prohibition on transfers of U.S. origin technology to Huawei could significantly limit our ability to service certain of our products sold to Huawei and our ability to engage in product development activities with Huawei. In addition, Huawei’s inability to obtain products from other companies in its supply chain may adversely impact Huawei’s demand for our products. These factors could negatively impact Huawei demand for affected products. Even if such restrictions are lifted, any financial or other penalties or continuing export restrictions imposed on Huawei could have a continuing negative impact on our future revenue and results of operations. In addition, Huawei or other foreign customers affected by future U.S. government sanctions or threats of sanctions may respond by developing their own solutions to replace our products or by adopting our foreign competitors’ solutions.

Moreover, U.S. government actions targeting exports of certain technologies to China are becoming more pervasive. For example, in 2018, the U.S. adopted new laws designed to address concerns about the export of emerging and foundational technologies; these concerns are particularly manifest with respect to China. In addition, in May 2019, President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition of information communications technology that implicate national security concerns.

The loss or temporary loss of substantial sales to foreign customers or the imposition of restrictions on our ability to sell products to such customers as a result of tariffs, export restrictions or other U.S. regulatory actions could materially adversely affect our sales, business and results of operations.

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

As of April 28, 2019, the Company had federal, state and foreign net operating loss carryforwards of approximately $152.8 million, $13.5 million and $22.5 million, respectively, and federal and state tax credit carryforwards of approximately $43.8 million and $34.8 million, respectively. With the exception of California R&D credit, which can be carried forward indefinitely, the net operating loss and tax credit carryforwards will expire at various dates beginning in fiscal 2020 through 2039, if not utilized. $209,000 of such net operating loss carryforwards and $4.5 million of such tax credit carryforwards will expire in the next five years. Utilization of the Company's U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

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

In the ordinary course of our business, we maintain sensitive personal data on our networks, including confidential information relating to our customers, employees and business partners. Global privacy legislation, enforcement, and policy activity are rapidly expanding and are creating a complex compliance regulatory environment regarding the collection, use, storage and disclosure of such information. These laws and regulations are still evolving and are likely to be in flux and subject to uncertain interpretation for the foreseeable future. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Furthermore, personal privacy, cyber security, and data protection are becoming increasingly significant issues in China. To address these issues, the Standing Committee of the National People’s Congress promulgated the Cyber Security Law of the People’s Republic of China (the "Cyber Security Law"), which took effect on June 1, 2017. The Cyber Security Law sets forth various requirements relating to the collection, use, storage, disclosure and security of data, among other things. Various Chinese agencies are expected to issue additional regulations in the future to define these requirements more precisely. These requirements may increase our costs of compliance.

Additionally, the European Union recently adopted the General Data Protection Regulation (the "GDPR"), which comprehensively reforms the EU’s data protection laws and took effect in May 2018. The GDPR imposes strict data protection requirements that may necessitate changes to our business practices to comply with the new requirements or to address the concerns of our customers or business partners relating to the GDPR. The GDPR also includes severe financial penalties for non-compliance. Complying with any new regulatory requirements could force us to incur substantial expenses or require us to change our business practices in a manner that could harm our business. Any non-compliance may result in lawsuits, regulatory fines, or other actions or liability. Our business may also be harmed if these privacy-related laws or any newly adopted privacy-related laws are interpreted or implemented in a manner that is inconsistent from country to country and inconsistent with our current policies and practices, or those of our customers or business partners. Costs to comply with rapidly changing global privacy-related laws and regulations and to implement related data protection measures could be significant. We may also have to change the manner in which we contract with our business partners, store and transfer information and otherwise conduct our business, which could increase our costs and harm our financial results. In addition, even inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others, resulting in fines, penalties, restrictions on or prohibitions on our operations in certain jurisdictions, increased compliance costs and other adverse effects.

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

As of April 28, 2019, we had outstanding an aggregate principal amount of $1.1 million of our 2033 Notes and an aggregate principal amount of $575.0 million of our 2036 Notes. On May 1, 2019, the Company redeemed all of the remaining $1.1 million of the principal amount of the 2033 Notes. The 2036 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $44.17 per share, subject to adjustments. An aggregate of approximately 13,017,885 shares of common stock would be issued upon the conversion of all outstanding 2036 Notes at the conversion price, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

None.

Item 2.    Properties

Our principal facilities are located in California, Pennsylvania, Texas, Malaysia, and China.

Information regarding our properties as of April 28, 2019 is as follows:

Location	Use	Size
		(Square Feet)
Owned
Wuxi, China	Manufacturing operations	1,100,000
Sherman, Texas	Wafer fabrication operations and administrative operations	700,000
Ipoh, Malaysia	Manufacturing operations	640,000
Shenzhen, China	Administrative operations	50,000
Daejeon, Korea	Research and development	12,800
Leased
Shanghai, China	Research and development, general and administrative, and limited manufacturing operations	180,000
Allen, Texas	Wafer fabrication operations. A portion of this facility is currently subleased.	160,000
Sydney, Australia	Manufacturing, research and development and administrative operations	100,000
Fremont, California	Research and development and manufacturing operations	121,000
Sunnyvale, California	Corporate headquarters, research and development, sales and marketing, general and administrative and NPI manufacturing operations	92,000
Horsham, Pennsylvania	NPI manufacturing, research and development, sales and administration	64,000
Jarfalla, Sweden	Wafer fabrication operations and research and development	63,000
Berlin, Germany	Research and development and manufacturing operations	22,000
Hyderabad, India	Information technology support center	22,000
Singapore	Research and development	16,000
Eugene, Oregon	Research and development and manufacturing operations	9,000
San Diego, California	Research and development	5,000
Champaign, Illinois	Research and development	3,000

The owned property in Wuxi, China, consists of 550,000 square feet of land leased for 50 years where we built a 800,000 square foot manufacturing operations facility and an additional 280,000 square feet of land leased for 50 years where we built an additional 300,000 square foot manufacturing operations facility. The owned property in Ipoh, Malaysia, consists of 840,000 square feet of land leased for 60 years where our 640,000 square foot manufacturing operations facility is located. The owned property in Daejeon, Korea, includes 4,200 square feet of land owned by our subsidiary, Finisar Daejeon Co. Ltd. We believe our properties are in good condition and are suitable for their present uses. We also believe that our existing facilities will be adequate to accommodate our needs for the foreseeable future.

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

Since our initial public offering on November 11, 1999, our common stock has traded on the NASDAQ Stock Market under the symbol “FNSR.” The following table sets forth the range of high and low sales prices of our common stock for the periods indicated:

	High	Low
Fiscal 2019 Quarter Ended:
April 28, 2019	$24.77	$21.33
January 27, 2019	$23.68	$15.81
October 28, 2018	$21.63	$15.91
July 29, 2018	$19.00	$15.42
Fiscal 2018 Quarter Ended:
April 29, 2018	$21.73	$14.25
January 28, 2018	$25.41	$17.20
October 29, 2017	$27.97	$20.16
July 30, 2017	$28.99	$22.31

According to records of our transfer agent, we had 184 stockholders of record as of June 10, 2019 and we believe there is a substantially greater number of beneficial holders. We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

COMPARISON OF STOCKHOLDER RETURN

Set forth below is a line graph comparing the yearly percentage change in the cumulative total return on our common stock with the cumulative total returns of the Nasdaq Stock Market (U.S. Companies) and the NYSE Arca Networking Index for the period commencing on April 28, 2014 and ending on April 28, 2019, assuming the reinvestment of dividends, if any.

The graph and table below assume that on April 28, 2014, $100.00 was invested in our common stock (at the market price of our stock on such date) and each index. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM
APRIL 28, 2014 THROUGH APRIL 28, 2019 FOR
FINISAR, NASDAQ STOCK MARKET AND NYSE ARCA NETWORKING INDEX

	2014	2015	2016	2017	2018	2019
Finisar Corporation		(24.05)%	(21.39)%	38.76%	(31.09)%	51.72%
	$100.00	$75.95	$59.70	$82.84	$57.09	$86.62
NASDAQ Stock Market (U.S. Companies)		24.42%	(2.27)%	28.43%	19.33%	16.18%
	$100.00	$124.42	$121.59	$156.15	$186.34	$216.49
NYSE Arca Networking Index		16.25%	(5.35)%	28.28%	20.19%	15.33%
	$100.00	$116.25	$110.04	$141.16	$169.65	$195.65

Item 6.	Selected Financial Data
You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 28, 2019, April 29, 2018 and April 30, 2017 and the balance sheet data as of April 28, 2019 and April 29, 2018 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended May 1, 2016 and May 3, 2015 and the balance sheet data as of April 30, 2017, May 1, 2016 and May 3, 2015 are derived from our audited consolidated financial statements not included in this report.

	Fiscal Years Ended
	April 28, 2019	April 29, 2018	April 30, 2017	May 1, 2016	May 3, 2015
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$1,280,480	$1,316,483	$1,449,303	$1,263,166	$1,250,944
Consolidated net income (loss)	$(53,216)	$(48,286)	$249,346	$35,193	$11,887
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$(0.45)	$(0.42)	$2.26	$0.33	$0.12
Diluted	$(0.45)	$(0.42)	$2.19	$0.32	$0.11
Balance Sheet Data:
Total assets	$2,352,167	$2,583,185	$2,539,882	$1,645,371	$1,551,882
Long-term portion of convertible notes	$512,105	$488,877	$707,782	$229,393	$221,406

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

•
Results of Operations.  This section provides analysis of the Company’s results of operations for the three fiscal years period ended April 28, 2019. A brief description is provided of transactions and events that impact comparability of the results being analyzed.

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

We have also entered the 3D Sensing market. 3D Sensing enables features such as facial recognition, gaming and virtual reality, as well as automotive market applications such as LiDAR and in-cabin recognition. VCSELs (Vertical Cavity Surface Emitting Lasers) are core to 3D Sensing. We leverage our experience in laser technology in our 3D Sensing products.

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

We sell our products primarily to manufacturers of storage systems, networking equipment and telecommunication equipment such as Broadcom, Ciena, Cisco Systems, Dell EMC, Ericsson, FiberHome, Fujitsu, Hewlett Packard Enterprise, Huawei, IBM, Juniper, Nokia, QLogic (now subsidiary of Marvell Technology), and ZTE, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers. We also sell products to end-users.

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
Merger Agreement
On November 8, 2018, the Company, II-VI Incorporated, a Pennsylvania corporation ("Parent" or "II-VI") and Mutation Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Subsidiary"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other things, Merger Subsidiary will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

At the time the Merger becomes effective (the "Effective Time"), each issued and outstanding share of common stock, par value $0.001 per share, of the Company ("Company Stock") (other than shares of Company Stock owned by Parent or Merger Subsidiary or any direct or indirect wholly owned subsidiary of Parent, which will be cancelled without consideration, and holders of Company Stock, if any, who properly exercise their appraisal rights under the General Corporation Law of the State of Delaware) outstanding immediately prior to the Merger will be automatically cancelled and converted into the right to receive, for each share of Company Stock, at the stockholder’s election and subject to proration in the event the cash consideration or Parent Common Stock (as defined below) consideration is oversubscribed, either (i) $26.00 in cash (the "Cash Election Consideration"), (ii) 0.5546 of a share of common stock, no par value, of Parent ("Parent Common Stock") (the "Stock Election Consideration"), or (iii) a combination of (A) 0.2218 of a share of Parent Common Stock (the "Exchange Ratio") and (B) $15.60 in cash, without interest (the "Mixed Election Consideration"). On an average basis across all shares of Company Stock (including the Options (as defined below) and Performance RSUs (as defined below)), at the closing of the Merger, 60% of the aggregate amount of the outstanding shares of Company Stock (including the Options and Performance RSUs) will be converted into the right to receive the Cash Election Consideration, with the remaining 40% converted into the right to receive the Stock Election Consideration.

Pursuant to the Merger Agreement, at the Effective Time, each outstanding and unexercised option to purchase Company Stock (whether vested or unvested) (an "Option") shall automatically be cancelled and terminated and converted into the right to receive an amount of Mixed Election Consideration equal to the product of (i) the excess, if any, of the Cash Election Consideration over the exercise price per share of such Option multiplied by (ii) the number of shares of Company Stock subject to such Option, payable no later than the Company’s next payroll date after the closing of the Merger. Further, as of the Effective Time, each award of restricted stock units of the Company that is outstanding immediately prior to the Effective Time and is subject to a performance-based vesting condition (a "Performance RSU") that relates solely to the value of Company Stock will vest as to a number of shares determined under the terms of the award and will be cancelled and extinguished and converted into the right to receive the Cash Election Consideration, the Stock Election Consideration or the Mixed Election Consideration in accordance with the election made by the holder of such Performance RSU. At the Effective Time, each other award of restricted stock units of the Company that is outstanding and unvested will be assumed by Parent and continue to be subject to substantially the same terms and conditions (including vesting requirements) as in effect immediately prior to the Effective Time, except that the number of shares of Parent Common Stock subject to such assumed restricted stock unit awards will be equal to the product of (i) the number of shares of Company Stock underlying such unvested restricted stock unit award as of immediately prior to the Effective Time multiplied by (ii) the sum of the (A) Exchange Ratio plus (B) the quotient obtained by dividing $15.60 by the Equity Award Measurement Price. The "Equity Award Measurement Price" means the volume weighted average price per share of Parent Common Stock on NASDAQ for the ten (10) consecutive trading days ending on (and including) the third trading day immediately prior to the Effective Time.

The Merger Agreement also provides, among other things, that the board of directors of Parent (the "Parent Board") will appoint, at the Effective Time, three members, each of whom are (i) members of the board of directors of the Company (the "Board") as of the date of the Merger Agreement, (ii) mutually agreed to by the Company and Parent, acting in good faith, and (iii) reasonably approved by the Corporate Governance and Nominating Committee of the Parent Board.

The closing of the Merger is subject to, among other things, the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of Company Stock (the "Company Stockholder Approval"), which was obtained on March 26, 2019, and the affirmative vote of at least a majority of the votes cast for the proposal on the issuance of the Parent Common Stock and any restricted units of Parent issuable in connection with the Merger (the "Parent Stockholder Approval"), which was obtained on March 26, 2019. The closing of the Merger is also subject to various customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; receipt of other specified regulatory approvals; the absence of any temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction enjoining or otherwise prohibiting the consummation of the Merger; the SEC having declared effective a Form S-4 with respect to, and the approval of the listing on NASDAQ of, the shares of Parent Common Stock issuable in connection with the Merger; the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to a material adverse effect qualification); compliance with the covenants and agreements in the Merger Agreement in all material respects; and no material adverse effect on either the Company or Parent. The closing of the Merger is also subject to Parent, the Company and Wells Fargo Bank, National Association (the "Trustee"), entering into a supplemental indenture in connection with that certain (i) indenture, dated as of December 16, 2013 (the "2033 Notes Indenture"), by and among the Company and the Trustee governing the Company’s 0.50% Convertible Senior Notes due 2033 (the "2033 Notes"), which was cancelled and discharged on May 1, 2019 in connection with the redemption of all of the remaining outstanding 2033 Notes, and (ii) indenture, dated as of December 21, 2016 (the "2036 Notes Indenture" and, together with the 2033 Notes Indentures, the "Indentures"), by and among the Company and the Trustee governing the Company’s 0.50% Convertible Senior Notes due 2036 (the "2036 Notes" and, together with the 2033 Notes, the "Notes") providing, among other items, (a) at and after the Effective Time, pursuant, and subject to, the terms and conditions of the applicable Indenture, for the change in right to convert each $1,000 principal amount of the 2033 Notes and the 2036 Notes, as applicable, into the amount of shares of Parent Common Stock and cash, or the combination thereof, that a holder of a number of shares of Company Stock equal to the conversion rate of the 2033 Notes and the 2036 Notes immediately prior to the Effective Time would have owned or been entitled to receive upon the Effective Time, and (b) Parent’s full and unconditional guarantee, on a senior unsecured basis, of the 2033 Notes and the 2036 Notes. Though not a condition to Closing, Parent and Merger Subsidiary are also obligated to use its reasonable best efforts to obtain debt financing that, together with the other financial resources of Parent, will be sufficient to satisfy all of Parent’s and Merger Subsidiary’s payment obligations under the Merger Agreement.

Pursuant, and subject, to the terms and conditions of the Indentures, each holder of Notes will have the right, at such holder’s option, to require the Company to repurchase any or all of such holder’s Notes, on the date specified by the Company that is not less than 20 business days and not more than 35 business days after the date of the Company’s notice to holders of the occurrence of the Merger, such notice to be delivered within 20 business days of the Effective Time, at a repurchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest to, but excluding, the repurchase date ("Merger Repurchase Date"). Further pursuant, and subject, to the terms and conditions of the Indentures, all or any portion of a holder’s Notes may be surrendered for conversion at any time from or after the date that is 25 scheduled trading days prior to the anticipated Effective Time (or, if later, the business day after the Company gives holders notice of the Merger) until the Merger Repurchase Date.

The Company has made customary representations and warranties in the Merger Agreement. The Company is also subject to customary covenants, including, among others, covenants (i) to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Merger, (ii) not to engage in specified types of transactions during this period unless agreed to in writing by Parent, (iii) to convene and hold a meeting of its stockholders for the purpose of obtaining the Company Stockholder Approval, which was held and such approval was obtained on March 26, 2019, and (iv) subject to certain exceptions, not to withdraw, amend or modify in a manner adverse to Parent the recommendation of the Board that the Company’s stockholders adopt the Merger Agreement.

Parent has made customary representations and warranties in the Merger Agreement. Parent is also subject to customary covenants, including, among others, (i) to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Merger, (ii) not to engage in specified types of transactions during this period unless agreed to in writing by the Company, (iii) to convene and hold a meeting of its shareholders for the purpose of obtaining the Parent Stockholder Approval, which was held and such approval was obtained on March 26, 2019, and (iv) subject to certain exceptions, not to withdraw, amend or modify in a manner adverse to the Company the recommendation of the Parent Board that Parent’s shareholders vote in favor of the issuance of the Parent Common Stock issuable in connection with the Merger.

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

Results of Operations
Comparison of Fiscal Years Ended April 28, 2019 and April 29, 2018
Revenues
The following table sets forth the changes in revenues by market application:

	Fiscal Years Ended
(in thousands, except percentages)	April 28, 2019	April 29, 2018	Change	% Change
Datacom revenue	$926,786	$1,029,037	$(102,251)	(10)%
Telecom revenue	353,694	287,446	66,248	23%
Total revenues	$1,280,480	$1,316,483	$(36,003)	(3)%

During fiscal 2019, we recognized revenue based on ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)", but during fiscal 2018, we recognized revenue based on Topic 605. Therefore, the periods are not directly comparable. For additional information regarding the impact of the new accounting standard on our revenue, please refer to "Part II, Item 8, Financial Statements - Note 2. Summary of Significant Accounting Policies."

Datacom revenue for the year ended April 28, 2019 decreased approximately $102.3 million compared to the year ended April 29, 2018. During the period, 40 Gbps datacom transceiver revenue decreased approximately $59.4 million primarily due to our customers switching their technology infrastructure to higher speed transceivers. Also during the period, 100 Gbps datacom transceiver revenue decreased approximately $53.3 million primarily due to a decrease in the average selling prices for our products.

Telecom revenue for the year ended April 28, 2019 increased approximately $66.2 million compared to the year ended April 29, 2018 primarily due to an increase in WSS products revenue.

Amortization of Acquired Developed Technology
	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2019	April 29, 2018	Change	% Change
Amortization of acquired developed technology	$1,958	$2,436	$(478)	(20)%

Amortization of acquired developed technology for the year ended April 28, 2019 decreased compared to the year ended April 29, 2018 due to the roll-off of amortization of certain intangible assets related to our prior acquisitions.

Impairment of Long-lived Assets
	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2019	April 29, 2018	Change	% Change
Impairment of long-lived assets	$4,459	$2,233	$2,226	100%

During fiscal 2019 and 2018, we recorded charges of $4.5 million and $2.2 million, respectively, for the impairment of certain long-lived assets due to the planned retirement of such assets resulting from product and facility transitions.

Gross Profit
	Fiscal Years Ended
(in thousands, except percentages)	April 28, 2019	April 29, 2018	Change	% Change
Gross profit	$348,093	$362,166	$(14,073)	(4)%
As a percentage of revenues	27%	28%

Gross profit is calculated as revenues less cost of revenues, amortization of acquired developed technology, and, if applicable, impairment of long-lived assets. The gross profit decline for the year ended April 28, 2019 compared to the year ended April 29, 2018 was attributable to the combination of overall lower revenue and the decline in gross margin.

Gross margin is gross profit reflected as a percentage of revenues. Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, and inventory adjustments for excess and obsolete inventory. Gross margin for the year ended April 28, 2019 decreased compared to the year ended April 29, 2018 mostly due to decreases in the average selling prices for our products.

Our industry is characterized by products with average selling prices that decrease over time and we expect this trend to continue. Future decreases in average selling prices may have an unfavorable impact on our future gross profit, which may be partially or fully offset in any period in the event that we are successful in decreasing the cost of manufacturing our products being sold, increasing the number of units sold and/or increasing the sales of products with higher gross margins. Future decreases in average selling prices also may have an unfavorable impact on our future gross margin, which may be partially or fully offset in any period in the event that we are successful in decreasing the cost of manufacturing our products being sold and/or increasing the sales of products with higher gross margins.

Research and Development Expenses
	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2019	April 29, 2018	Change	% Change
Research and development expenses	$217,877	$239,008	$(21,131)	(9)%

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping, and allocated facilities and IT support costs. Research and development expenses for the year ended April 28, 2019 decreased compared to the year ended April 29, 2018 primarily due to a decrease in employee compensation related expenses as a result of restructuring activities undertaken during the first quarter of fiscal 2019, partially offset by employee severance compensation and other expenses related to restructuring activities undertaken during the first quarter of fiscal 2019.

Sales and Marketing Expenses
	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2019	April 29, 2018	Change	% Change
Sales and marketing expenses	$49,077	$49,024	$53	—%

Sales and marketing expenses consist primarily of salaries and related costs of employees engaged in sales and marketing functions, including stock-based compensation charges related to those employees, commissions for our external sales representatives, costs related to marketing and promotional activities, and allocated facilities and IT support costs.

General and Administrative Expenses
	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2019	April 29, 2018	Change	% Change
General and administrative expenses	$54,844	$59,518	$(4,674)	(8)%

General and administrative expenses consist primarily of salaries and related costs of employees engaged in general and administrative functions, including stock-based compensation charges related to those employees, legal, audit and other professional fees, insurance costs, human resources and other corporate costs, and allocated facilities and IT support costs. General and administrative expenses for the year ended April 28, 2019 decreased compared to the year ended April 29, 2018 primarily due to approximately $7.5 million of stock-based compensation expense recorded during the third quarter of fiscal 2018 related to the modification of equity awards for our former Chief Executive Officer upon his retirement during the third quarter of fiscal 2018, partially offset by approximately $4.5 million of transaction expenses during fiscal 2019 related to the Merger.

Start-Up Costs
	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2019	April 29, 2018	Change	% Change
Start-up costs	$54,517	$3,535	$50,982	1,442%

Start-up costs consist of operating expenses, including employee compensation, facility maintenance and other expenses, related to our recently purchased 700,000 square foot manufacturing facility in Sherman, Texas during the period while it is being brought to its intended use.

Interest Income
	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2019	April 29, 2018	Change	% Change
Interest income	$21,201	$16,084	$5,117	32%

Interest income for the year ended April 28, 2019 increased compared to the year ended April 29, 2018 due to an increase in interest rates.

Interest Expense
	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2019	April 29, 2018	Change	% Change
Interest expense	$33,492	$36,656	$(3,164)	(9)%

Interest expense for the year ended April 28, 2019 decreased compared to the year ended April 29, 2018 primarily due to the redemption of our 0.50% Convertible Senior Notes due 2033 during the third quarter of fiscal 2019.

Other Income (Expense), Net
	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2019	April 29, 2018	Change	% Change
Other income (expense), net	$(718)	$(945)	$227	(24)%

Other expense, net for the year ended April 28, 2019 decreased as compared to the year ended April 29, 2018 primarily due to a $2.3 million impairment of one of our minority investments, recognized during fiscal 2018, due to this investee's prolonged negative results of operations and cash flows, partially offset by fluctuations of foreign currency exchange rates.

Provision for Income Taxes
	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2019	April 29, 2018	Change	% Change
Provision for income taxes	$9,667	$33,283	$(23,616)	(71)%

The provision for income taxes for the year ended April 28, 2019 decreased compared to the year ended April 29, 2018 primarily due to approximately $49.4 million of the deferred tax expense recorded in fiscal 2018 associated with the revaluation of our net deferred tax assets and the inclusion of the one-time deemed repatriation of accumulated foreign earnings, both as the result of the TCJA, compared to approximately $19.2 million of current tax expense recorded in fiscal 2019 associated with certain international tax provisions of TCJA.

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

Datacom revenue for the year ended April 29, 2018 decreased approximately $12.8 million compared to the year ended April 30, 2017. During the period, 100 Gbps datacom transceiver revenue increased approximately $100.0 million offset by an approximately $103.1 million decline in 10 and 40 Gbps datacom transceiver revenue. Decline in datacom revenue during fiscal 2018 was primarily due to lower demand for our datacom products from our Chinese OEM customers.

Telecom revenue for the year ended April 29, 2018 decreased approximately $120.0 million compared to the year ended April 30, 2017. During the period, 10 Gbps telecom transceiver revenue declined approximately $24.3 million, 100 Gbps telecom transceiver revenue declined approximately $46.0 million, and ROADM line card revenue declined approximately $21.5 million. Decline in telecom revenue during fiscal 2018 was primarily due to lower demand for our telecom products from our Chinese OEM customers.

Amortization of Acquired Developed Technology
	Fiscal Years Ended
(in thousands, except percentage)	April 29, 2018	April 30, 2017	Change	% Change
Amortization of acquired developed technology	$2,436	$4,492	$(2,056)	(46)%

Amortization of acquired developed technology for the year ended April 29, 2018 decreased compared to the year ended April 30, 2017 primarily due to the roll-off of amortization of certain intangible assets related to our prior acquisitions.

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

Our industry is characterized by products with average selling prices that decrease over time and we expect this trend to continue. Future decreases in average selling prices may have an unfavorable impact on our future gross profit, which may be partially or fully offset in any period in the event that we are successful in decreasing the cost of manufacturing our products being sold, increasing the number of units sold and/or increasing the sales of products with higher gross margins. Future decreases in average selling prices also may have an unfavorable impact on our future gross margin, which may be partially or fully offset in any period in the event that we are successful in decreasing the cost of manufacturing our products being sold and/or increasing the sales of products with higher gross margins.

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

Sales and marketing expenses consist primarily of salaries and related costs of employees engaged in sales and marketing functions, including stock-based compensation charges related to those employees, commissions for our external sales representatives, costs related to marketing and promotional activities, and allocated facilities and IT support costs. Sales and marketing expenses for the year ended April 29, 2018 decreased compared to the year ended April 30, 2017 due to a decrease in commissions for our external sales representatives resulting from lower revenue levels.

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

During fiscal 2018, we recorded a $2.2 million charge for the impairment of certain long-lived assets due to the planned retirement of such assets resulting from product and facility transitions.

Interest Income
	Fiscal Years Ended
(in thousands, except percentage)	April 29, 2018	April 30, 2017	Change	% Change
Interest income	$16,084	$6,763	$9,321	138%

Interest income for the year ended April 29, 2018 increased compared to the year ended April 30, 2017 due to higher balances of cash and short-term investments primarily as a result of issuance of $575.0 million in aggregate principal amount of our 0.50% Convertible Senior Notes due 2036 in December 2016.

Interest Expense
	Fiscal Years Ended
(in thousands, except percentage)	April 29, 2018	April 30, 2017	Change	% Change
Interest expense	$36,656	$20,363	$16,293	80%

Interest expense for the year ended April 29, 2018 increased compared to the year ended April 30, 2017 due to the amortization of the debt discount on our 0.50% Convertible Senior Notes due 2036 issued in December 2016.

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

The provision for income taxes for the year ended April 29, 2018 increased compared to the benefit from income taxes for the year ended April 30, 2017 primarily due to approximately $49.4 million of the deferred tax expense associated with the revaluation of our net deferred tax assets and the inclusion of the one-time deemed repatriation of accumulated foreign earnings, both as the result of the TCJA, enacted on December 22, 2017, and an approximately $103.3 million release of valuation allowance related to a majority of our U.S. deferred tax assets during the fourth quarter of fiscal 2017, based on sufficient positive objective evidence that we would generate sufficient taxable income in the U.S. to realize the deferred tax assets. The positive evidence as of April 30, 2017 included fiscal 2017 and three year cumulative profitability driven by strong demand of certain new generation products, availability of resources to expand manufacturing capacity, and forecasted U.S. operating profits in the future periods. Realization of our deferred tax assets is primarily dependent upon future taxable income in related tax jurisdictions. If our assumptions and consequently our estimates change in the future, the valuation allowances may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

Liquidity and Capital Resources

	Fiscal Years Ended
(in thousands)	April 28, 2019	April 29, 2018	April 30, 2017
Net cash provided by operating activities	$172,163	$171,637	$227,832
Net cash provided by (used in) investing activities	$579,119	$(121,107)	$(852,783)
Net cash (used in) provided by financing activities	$(249,354)	$1,499	$585,958

Cash Flows - Operating Activities
Net cash provided by operating activities in fiscal 2019 primarily consisted of our net loss, as adjusted to exclude depreciation, amortization and other non-cash items totaling $184.5 million.
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
Cash Flows - Investing Activities
Net cash provided by investing activities in fiscal 2019 primarily consisted of $1,719.3 million of proceeds from maturities of short-term marketable securities offset by $930.3 million related to purchases of short-term marketable securities and expenditures of $209.9 million for long-lived assets (property, equipment and improvements).
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
Cash Flows - Financing Activities
Net cash used in financing activities in fiscal 2019 primarily consisted of the redemption of our 0.50% Convertible Senior Notes due 2033 during the third quarter of fiscal 2019.
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
Contractual Obligations and Commercial Commitments
Our contractual obligations at April 28, 2019 were as follows (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 Years	4-5 Years	5 Years
0.5% Convertible Senior Notes due 2033 (a)	$1,054	$—	$—	$1,054	$—
0.5% Convertible Senior Notes due 2036	575,000	—	575,000	—	—
Interest on 2036 Notes (b)	7,547	2,875	4,672	—	—
Operating leases (c)	37,572	9,990	15,310	8,357	3,915
Capital purchase obligations	45,463	45,463	—	—	—
Other purchase obligations	130,123	130,123	—	—	—
Total contractual obligations	$796,759	$188,451	$594,982	$9,411	$3,915
_________________

(a)	Does not include interest on our 0.50% Convertible Senior Notes due 2033 as we have the right to redeem the notes in whole or in part at any time on or after December 22, 2018.

(b)	Includes interest on our 0.50% Convertible Senior Notes due 2036 through December 2021 as we have the right to redeem the notes in whole or in part at any time on or after December 22, 2021.

(c)	Includes operating lease obligations that have been accrued as restructuring charges.

Pursuant to the terms of the 2033 Notes and the 2033 Notes Indenture, holders of the 2033 Notes had an option to require the Company to repurchase on December 15, 2018 (the "Repurchase Date") all or a portion of such holders’ 2033 Notes (the

"Put Option") at a price equal to 100% of the principal amount of such 2033 Notes, plus accrued and unpaid interest to, but excluding, the Repurchase Date. As of the close of business on December 14, 2018, the Company had received valid Put Option exercise notices from holders that required the Company to repurchase approximately $257.7 million aggregate principal amount of 2033 Notes. The Company settled the Put Option on December 17, 2018 and paid an aggregate of approximately $258.3 million to repurchase all of the 2033 Notes for which Put Option exercises notices were validly delivered and not validly withdrawn. Immediately following the settlement of the Put Option, the repurchased 2033 Notes were canceled and approximately $1.1 million principal amount of 2033 Notes remained outstanding as of April 28, 2019. On May 1, 2019, the Company redeemed all of the remaining $1.1 million of the principal amount of the 2033 Notes, and all of the 2033 Notes were cancelled.
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
Capital purchase obligations represent commitments for the construction or purchase of property, equipment and improvements. These capital purchase obligations were not recorded as liabilities on our consolidated balance sheets as of April 28, 2019, as we had not yet received the related goods or taken title to the property.
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
Sources of Liquidity and Capital Resource Requirements
At April 28, 2019, our principal sources of liquidity consisted of approximately $914 million of cash and cash equivalents and short-term investments, of which approximately $161 million was held by our foreign subsidiaries.
We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire all of our 2036 Notes, in the aggregate principal amount of $575.0 million, which are subject to redemption by the holders in December 2021, 2026 and 2031. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Off-Balance-Sheet Arrangements
At April 28, 2019 and April 29, 2018, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of April 28, 2019, we had $576.1 million of aggregate principal amount of convertible notes with a fixed interest rate of 0.5% outstanding. The fair value of this debt as of April 28, 2019 was approximately $565.4 million, based on the market price of the notes in the open market as of or close to April 28, 2019. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the convertible notes. We are subject to significant fluctuations in fair market value of the debt due to the volatility of the stock market. We had no variable interest rate debt outstanding which would expose us to interest rate risk.
We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. At April 28, 2019, we had a total of $129,000 of investments in three privately-held companies accounted for under the cost method and one privately-held company accounted for under the equity method. For such non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. During fiscal 2019, we recorded a $399,000 impairment loss related to one of our cost method minority investments as a result of this investee's negative results of operations and cash flows. During fiscal 2018, we recorded a $2.3 million impairment loss related to our equity method minority investment as a result of this investee's negative results of operations and cash flows. During fiscal 2017, we recorded a $643,000 impairment loss related to one of our cost method minority investments as a result of an equity transaction by the investee at a price per share lower than the value at which the investment was carried by us. If our investment in a privately-held company becomes readily marketable upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market.
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

FINISAR CORPORATION CONSOLIDATED FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Finisar Corporation
Sunnyvale, CA

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Finisar Corporation (the “Company”) as of April 28, 2019 and April 29, 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended April 28, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 28, 2019 and April 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended April 28, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of April 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 14, 2019 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for recognizing revenue from contracts with customers in fiscal year 2019 due to the adoption of new revenue standard.
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

June 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Finisar Corporation
Sunnyvale, California

Opinion on Internal Control over Financial Reporting
We have audited Finisar Corporation’s (the “Company’s”) internal control over financial reporting as of April 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 28, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of April 28, 2019 and April 29, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for the each of the three years in the period ended April 28, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated June 14, 2019 expressed an unqualified opinion thereon.
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

/s/ BDO USA, LLP

San Jose, California
June 14, 2019

FINISAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 28, 2019	April 29, 2018
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$814,185	$312,257
Short-term investments	100,000	884,838
Accounts receivable, net of allowance for doubtful accounts of $216 at April 28, 2019 and $269 at April 29, 2018	263,394	233,529
Inventories	299,028	348,527
Other current assets	44,224	56,001
Total current assets	1,520,831	1,835,152
Property, equipment and improvements, net	622,979	520,849
Purchased intangible assets, net	4,182	7,878
Goodwill	106,736	106,736
Other assets	15,462	31,720
Deferred tax assets	81,977	80,850
Total assets	$2,352,167	$2,583,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132,440	$132,161
Accrued compensation	31,804	32,525
Other current liabilities	49,495	32,824
Deferred revenue	—	9,535
Current portion of convertible debt	—	251,278
Total current liabilities	213,739	458,323
Long-term liabilities:
Convertible debt, net of current portion	512,105	488,877
Other non-current liabilities	12,162	12,368
Total liabilities	738,006	959,568
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at April 28, 2019 and April 29, 2018	—	—
Common stock, $0.001 par value, 750,000 shares authorized, 118,006 shares issued and outstanding at April 28, 2019 and 114,813 shares issued and outstanding at April 29, 2018	118	115
Additional paid-in capital	2,919,305	2,850,195
Accumulated other comprehensive loss	(48,568)	(14,660)
Accumulated deficit	(1,256,694)	(1,212,033)
Total stockholders' equity	1,614,161	1,623,617
Total liabilities and stockholders’ equity	$2,352,167	$2,583,185

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	April 28, 2019	April 29, 2018	April 30, 2017
	(In thousands, except per share data)
Revenues	$1,280,480	$1,316,483	$1,449,303
Cost of revenues	926,550	951,510	941,164
Amortization of acquired developed technology	1,958	2,436	4,492
Impairment of long-lived assets	3,879	371	—
Gross profit	348,093	362,166	503,647
Operating expenses:
Research and development	217,877	239,008	217,914
Sales and marketing	49,077	49,024	50,644
General and administrative	54,844	59,518	55,442
Start-up costs	54,517	3,535	—
Amortization of purchased intangibles	1,738	2,705	2,762
Impairment of long-lived assets	580	1,862	—
Total operating expenses	378,633	355,652	326,762
Income (loss) from operations	(30,540)	6,514	176,885
Interest income	21,201	16,084	6,763
Interest expense	(33,492)	(36,656)	(20,363)
Other income (expense), net	(718)	(945)	(91)
Income (loss) before income taxes	(43,549)	(15,003)	163,194
Provision for (benefit from) income taxes	9,667	33,283	(86,152)
Net income (loss)	$(53,216)	$(48,286)	$249,346

Net income (loss) per share:
Basic	$(0.45)	$(0.42)	$2.26
Diluted	$(0.45)	$(0.42)	$2.19
Shares used in computing net income (loss) per share:
Basic	117,178	113,864	110,405
Diluted	117,178	113,864	114,097

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	April 28, 2019	April 29, 2018	April 30, 2017
	(In thousands)
Net income (loss)	$(53,216)	$(48,286)	$249,346
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	(33,908)	43,204	(32,676)
Total other comprehensive income (loss), net of tax	(33,908)	43,204	(32,676)
Total comprehensive income (loss)	$(87,124)	$(5,082)	$216,670

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Finisar Stockholders’ Equity
	Shares	Amount
			(In thousands, except share data)
Balance at May 1, 2016	107,696,314	$108	$2,605,859	$(25,188)	$(1,413,093)	$1,167,686
Net income	—	—	—	—	249,346	249,346
Other comprehensive loss, net	—	—	—	(32,676)	—	(32,676)
Issuance of shares pursuant to employee stock purchase plan and equity plans, net of tax withholdings	3,737,832	4	16,886	—	—	16,890
Share-based compensation expense	—	—	49,879	—	—	49,879
Employer contribution to defined contribution retirement plan	85,040	—	2,782	—	—	2,782
Equity component of senior convertible notes, net of allocated issuance costs	—	—	108,798	—	—	108,798
Balance at April 30, 2017	111,519,186	112	2,784,204	(57,864)	(1,163,747)	1,562,705
Net loss	—	—	—	—	(48,286)	(48,286)
Other comprehensive income, net	—	—	—	43,204	—	43,204
Issuance of shares pursuant to employee stock purchase plan and equity plans, net of tax withholdings	3,146,591	3	1,496	—	—	1,499
Share-based compensation expense	—	—	61,164	—	—	61,164
Employer contribution to defined contribution retirement plan	146,944	—	3,331	—	—	3,331
Balance at April 29, 2018	114,812,721	115	2,850,195	(14,660)	(1,212,033)	1,623,617
Cumulative effect of change in accounting principle	—	—	—	—	8,555	8,555
Net loss	—	—	—	—	(53,216)	(53,216)
Other comprehensive loss, net	—	—	—	(33,908)	—	(33,908)
Issuance of shares pursuant to employee stock purchase plan and equity plans, net of tax withholdings	3,061,894	3	8,339	—	—	8,342
Share-based compensation expense	—	—	57,991	—	—	57,991
Employer contribution to defined contribution retirement plan	131,162	—	2,780	—	—	2,780
Balance at April 28, 2019	118,005,777	$118	$2,919,305	$(48,568)	$(1,256,694)	$1,614,161
See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 28, 2019	April 29, 2018	April 30, 2017
	(In thousands)
Operating activities
Net income (loss)	$(53,216)	$(48,286)	$249,346
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	95,434	98,769	87,016
Amortization	5,005	6,680	8,203
Stock-based compensation expense	61,292	63,120	52,598
Amortization of discount on held-to-maturity investments	(8,115)	(8,135)	(2,045)
Equity in losses of equity method investment	—	—	250
Loss on sale or retirement of assets and asset disposal groups	190	103	149
Impairment of long-lived assets	4,459	2,233	—
Impairment of minority investments	399	2,347	643
Amortization of discount on convertible debt	28,341	30,834	16,935
Deferred tax expense (benefit)	(2,544)	25,614	(101,534)
Changes in operating assets and liabilities:
Accounts receivable	(26,703)	38,848	(23,120)
Inventories	33,547	839	(73,582)
Other assets	14,775	(910)	(8,365)
Accounts payable	3,034	1,156	(1,023)
Accrued compensation	(721)	(21,995)	18,436
Deferred revenue	—	(3,480)	(514)
Other liabilities	16,986	(16,100)	4,439
Net cash provided by operating activities	172,163	171,637	227,832
Investing activities
Additions to property, equipment and improvements	(209,879)	(221,482)	(140,106)
Proceeds from sale of property and equipment and asset disposal groups	—	—	504
Purchases of short-term investments	(930,277)	(1,765,687)	(1,032,474)
Maturities of short-term investments	1,719,275	1,866,062	321,178
Purchase of intangible assets	—	—	(1,885)
Net cash provided by (used in) investing activities	579,119	(121,107)	(852,783)
Financing activities
Repayments of term loans	—	—	(234)
Repayment of 2033 Notes	(257,696)	—	—
Proceeds from issuance of 0.50% Convertible Senior Notes due 2036, net of issuance costs	—	—	569,302
Proceeds from issuance of shares under equity plans and employee stock purchase plan	11,145	11,680	20,773
Shares repurchased for tax withholdings on vesting of restricted stock units	(2,803)	(10,181)	(3,883)
Net cash (used in) provided by financing activities	(249,354)	1,499	585,958
Net increase (decrease) in cash and cash equivalents	501,928	52,029	(38,993)
Cash and cash equivalents at beginning of year	312,257	260,228	299,221
Cash and cash equivalents at end of year	$814,185	$312,257	$260,228

Supplemental disclosure of cash flow information
Cash paid for interest	$4,170	$4,170	$1,298
Cash paid for taxes	$7,520	$11,594	$11,108
See accompanying notes

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
The Company has a 52- or 53-week fiscal year ending on the Sunday closest to the last day of April in each calendar year. Each of fiscal 2019, 2018 and 2017 had 52 weeks, and fiscal 2020 will have 53 weeks. The consolidated financial statements include the accounts of Finisar Corporation and its controlled subsidiaries (collectively “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
Merger Agreement
On November 8, 2018, the Company, II-VI Incorporated, a Pennsylvania corporation (“Parent”) and Mutation Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Subsidiary”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The closing of the Merger is subject to various customary conditions.

2.	Summary of Significant Accounting Policies
Revenue Recognition
Substantially all of the Company's revenues are derived from sales of products to customers. The Company recognizes revenue when it satisfies performance obligations as evidenced by the transfer of control of its products to customers at the time of product shipment from the Company's facility or delivery to the customer location, as determined by the agreed upon shipping and delivery terms. Delivery of all performance obligations contained within a contract with a customer typically occurs at the same time (or within the same accounting period). Prior to fiscal 2019, revenue and costs relating to sales to certain distributors that were made under agreements providing distributor price adjustments and rights of return under certain circumstances were deferred until products were sold by the distributors to end customers.
The Company measures revenue based on the amount of consideration it expects to be entitled to in exchange for products, reduced by amount of consideration related to products expected to be returned. Any variable consideration is recognized as a reduction of revenue at the time of revenue recognition. The Company determines variable consideration, which primarily consists of distributor sales price reductions resulting from price protection agreements, by estimating the impact of such reductions based on historical analysis of such activity. The Company’s contracts with customers do not typically include extended payment terms and payment terms generally range from 30 to 90 days. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenues. The Company's standard warranty period usually covers twelve months from the date of sale, although it can be for longer periods for certain products. The Company is recognizing the incremental costs of obtaining a contract, specifically commission expenses that have a period of benefit of less than twelve months, as an expense when incurred.  The Company recognizes shipping costs that occur after control transfers to the customer as a fulfillment activity.
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
Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s ten largest customers represented 64% and 62% of total accounts receivable as of April 28, 2019 and April 29, 2018, respectively. Three customers, Huawei, Flextronics, and Jabil, represented 13%, 12%, and 11%, respectively, of total accounts receivable as of April 28, 2019. Two customers, Google and Flextronics, represented 15% and 11% respectively, of total accounts receivable as of April 29, 2018.
Sales to the Company’s ten largest customers represented 58%, 59% and 56% of total revenues during fiscal 2019, 2018 and 2017, respectively. Two customers, Cisco Systems and Huawei, represented 11% and 10%, respectively, of total revenues during fiscal 2019. Two customers, Cisco Systems and Google, represented 14% and 11%, respectively, of total revenues during fiscal 2018. Two customers, Cisco Systems and Huawei, represented 12% and 11%, respectively, of total revenues during fiscal 2017.
The Company relies on single and limited suppliers for a number of key components. The Company relies primarily on a limited number of significant independent contract manufacturers for the production of certain key components and subassemblies, including lasers, modulators, and printed circuit boards.
Included in the Company’s consolidated balance sheet at April 28, 2019 are the net assets of the Company’s operations located at its overseas facilities totaling approximately $617.8 million.
Foreign Currency Translation and Transactions
The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the determination of net income (loss). Included in the determination of net income (loss) for fiscal 2019, 2018 and 2017 were $(849,000), $1.0 million and $539,000, respectively, of gains (losses) on foreign currency transactions.
Research and Development
Research and development expenditures are charged to operations as incurred.
Shipping and Handling Costs
The Company records costs related to shipping and handling in cost of sales for all periods presented.
Cash and Cash Equivalents
The Company’s cash equivalents consist of money market funds. The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying amounts which approximate fair value due to the short-term maturity of these instruments. See Note 10 for additional details regarding the fair value of the Company’s financial instruments.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Equipment and Improvements
Property, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to ten years, except for buildings which are depreciated over 30 years. Land is carried at acquisition cost and not depreciated. Leased land is depreciated over the life of the lease. Management judgment is required in determining the estimated economic useful lives of our property, plant and equipment, which can materially impact the Company's depreciation expense. Accordingly, the Company evaluates the period over which it expects to recover the economic value of these assets. During the fourth quarter of fiscal 2018, based on considerations including asset replacement cycle, the Company revisited the useful life estimates of certain computer equipment, software, and building and leasehold fixtures. As a result, the Company determined that the useful lives of computer equipment be extended from three to five years, the useful lives of certain software be extended from five to ten years, the useful lives of leasehold improvements be extended from seven to ten years, and the useful lives of certain building fixtures be extended from 15 to 30 years. These assets are depreciated through cost of revenues and operating expenses. The Company accounted for this as a change in estimate that was applied prospectively, effective as of January 29, 2018. This change in depreciable lives did not have a material impact for the quarter or the year ended April 29, 2018, resulted in a reduction of $4.6 million in depreciation expense during fiscal 2019, and will result in a reduction of $2.6 million in depreciation expense during fiscal 2020.
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
During fiscal 2019 and 2018, the Company recorded charges of $4.5 million and $2.2 million, respectively, for the impairment of certain long-lived assets due to the planned retirement of such assets resulting from product and facility transitions. In accordance with the guidance for the impairment of long-lived assets, these assets were written down to their estimated fair value of zero.
Stock-Based Compensation Expense
The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors including restricted stock units, stock options, and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. The Company uses the grant-date fair value of its common stock to determine the fair value of restricted stock units. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase rights. The Company uses the Monte Carlo simulation model to determine the fair value of market-based performance restricted stock units. The fair value of the awards is recognized as expense in the consolidated statements of operations under the single-option approach on a straight-line basis over the requisite service periods, which is generally the vesting period. Forfeitures are accounted for as they occur rather than estimating the number of awards that are expected to ultimately vest.
Income Taxes
The Company computes the provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. The Company measures deferred tax assets and liabilities using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company periodically assesses the likelihood that it will be

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

able to recover its deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. The Company recognizes tax benefits from uncertain tax positions only if (based on the technical merits of the position) it is more likely than not that the tax positions will be sustained on examination by the tax authority. The Company's assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, the Company's interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. The Company has established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. Although the Company believes that its assumptions, judgments and estimates are reasonable, changes in tax laws or interpretation of tax laws and the resolution of any future tax audits could significantly impact the amounts provided for income taxes in the Company's consolidated financial statements. The Company's assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, causing the Company's actual income tax obligations to differ from its estimates, thus materially impacting the Company's financial position and results of operations.
In fiscal 2018, the Company has recorded provisional estimates associated with the December 22, 2017 enactment of the U.S. Tax Cuts and Jobs Act ("TCJA"). During fiscal 2019, the Company completed its accounting for the impact of TCJA on its consolidated financial statements. For more information about TCJA impacts, see "Note 13. Income Taxes."
Recent and Pending Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board (the "FASB"), jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company adopted this standard on April 30, 2018, applying it to all contracts, using a modified retrospective approach. The Company's assessment has identified a change in revenue recognition timing on sales made to distributors. Upon adopting this standard, the Company now recognizes revenue upon delivery of products to the distributor (in accordance with agreed upon shipping and delivery terms) rather than deferring recognition until the distributor sells the product to the end customer. On April 30, 2018, the Company removed the deferred revenue (and corresponding deferred cost of sales) on sales to distributors through a cumulative adjustment to accumulated deficit. This resulted in an approximately net $8.6 million reduction of accumulated deficit with a corresponding approximately $9.5 million reduction of deferred revenue, an approximately $535,000 reduction of other non-current liabilities, an approximately $760,000 increase in other current assets, and an approximately $2.3 million reduction of deferred tax assets. Based on the Company's assessment, only minimal changes were required to the Company's existing policies, processes, and controls to support the standard's measurement and disclosure requirements. During fiscal 2018, the Company and certain licensees agreed to modify specific terms of some of the Company's out-licensing agreements by granting licensees cancellation rights to cease future payments in the event that licensees cease using the licensed technology. These licensing agreements provided for a settlement and release of any prior claims and licensing of the Company’s technology over a future period. Prior to the modification, there were no cancellation rights. In accordance with the new accounting standard, the Company utilized one of the practical expedients for adoption that allowed the Company to reflect the aggregate effect of all modifications that have occurred before the beginning of the earliest period presented in accordance with this new accounting standard. Absent these modifications, the Company would have recognized, in addition to the amounts described above, approximately $24.4 million of cumulative effect of adoption of the new accounting standard in the earliest period presented in accordance with this new accounting standard. The Company may provide similar cancellation rights in comparable licensing agreements that may be executed in the future. Because all of the Company’s performance obligations relate to contracts with a duration of less than one year, the Company elected to apply the optional exemption practical expedient provided in this new accounting standard and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the impacts of adopting the new revenue recognition standard on the Company's condensed consolidated financial statements for the year ended April 28, 2019:

	Fiscal Year Ended April 28, 2019
(in thousands)	As reported	Adjustments	Without new revenue standard
Revenues	$1,280,480	$(7,869)	$1,272,611
Cost of revenues	926,550	(4,356)	922,194
Gross profit	348,093	(3,513)	344,580
Net loss	$(53,216)	$(3,513)	$(56,729)

	As of April 28, 2019
(in thousands)	As reported	Adjustments	Without new revenue standard
Other current assets	$44,224	$(420)	$43,804
Deferred tax assets	$81,977	$2,259	$84,236
Deferred revenue	$—	$13,652	$13,652
Other non-current liabilities	$12,162	$256	$12,418
Accumulated deficit	$(1,256,694)	$(12,069)	$(1,268,763)
The following table presents the Company's revenues disaggregated by geography, based on the location of the entity purchasing the Company’s products:

	Fiscal Years Ended
(in thousands)	April 28, 2019	April 29, 2018	April 30, 2017
United States	$409,195	$482,601	$476,763
China	300,116	270,040	358,561
Mexico	169,189	126,664	125,556
Rest of the world	401,980	437,178	488,423
Totals	$1,280,480	$1,316,483	$1,449,303
The following table presents the Company's revenues disaggregated by market application:

	Fiscal Years Ended
(in thousands)	April 28, 2019	April 29, 2018	April 30, 2017
Datacom	$926,786	$1,029,037	$1,041,854
Telecom	353,694	287,446	407,449
Totals	$1,280,480	$1,316,483	$1,449,303
In February 2016, the FASB issued an accounting standards update which replaces the current lease accounting standard. The update will require lessees, among other items, to recognize a right-of-use asset and a lease liability for most leases. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain optional practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented, but provides an optional application at the adoption date. The Company expects to adopt this standard in the first quarter of its fiscal 2020 and apply it at the beginning of the period of adoption. Although the Company is currently completing its evaluation of potential effects on its consolidated financial position, results of operations and cash flows from the adoption of this standard, the Company expects that most of its operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use assets upon adoption of this standard.
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed above, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

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
The following table presents the calculation of basic and diluted net income (loss) per share:

	Fiscal Years Ended
(in thousands, except per share amounts)	April 28, 2019	April 29, 2018	April 30, 2017
Numerator:
Net income (loss)	$(53,216)	$(48,286)	$249,346
Numerator for basic income (loss) per share	$(53,216)	$(48,286)	$249,346
Numerator for diluted income (loss) per share	$(53,216)	$(48,286)	$249,346
Denominator:
Denominator for basic income (loss) per share	117,178	113,864	110,405
Effect of dilutive securities:
Stock options and restricted stock units	—	—	3,692
Dilutive potential common shares	—	—	3,692
Denominator for diluted income (loss) per share	117,178	113,864	114,097
Net income (loss) per share:
Basic	$(0.45)	$(0.42)	$2.26
Diluted	$(0.45)	$(0.42)	$2.19

The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
(in thousands)	April 28, 2019	April 29, 2018	April 30, 2017
Stock options and restricted stock units	3,187	4,545	207

0.50% Convertible Senior Notes due 2033 and 0.50% Convertible Senior Notes due 2036 are excluded from the calculation of diluted earnings per share under the treasury stock method for the periods when the conversion price exceeded the average market price for the Company's common stock.

4.    Intangible Assets
The following tables reflect intangible assets as of April 28, 2019 and April 29, 2018:

	April 28, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$107,759	$(105,759)	$2,000
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	21,344	(21,063)	281
Purchased internal use software and backlog	2,816	(2,816)	—
Purchased patents	4,505	(2,602)	1,903
Total	$137,596	$(133,412)	$4,184

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 29, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$107,759	$(103,803)	$3,956
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	21,344	(19,798)	1,546
Purchased internal use software and backlog	2,816	(2,816)	—
Purchased patents	4,505	(2,129)	2,376
Total	$137,596	$(129,718)	$7,878

Estimated amortization expense for each of the next five fiscal years and thereafter as of April 28, 2019 is as follows:

Year	Amount (in thousands)
2020	$2,224
2021	704
2022	306
2023	306
2024	306
Beyond 2024	338
Total	$4,184

5.    Investments

Fixed Income Securities
The Company's portfolio of fixed income securities consists of commercial paper notes and term bank certificates of deposit. All of the Company's investments in fixed income securities have original maturity (maturity at the purchase date) of less than 12 months and are reported as short-term investments in the consolidated balance sheets as of April 28, 2019 and April 29, 2018. All of the Company's investments in fixed income securities are classified as held-to-maturity, since the Company has the positive intent and ability to hold these investments until maturity, and are carried at amortized cost.

The Company's investments in fixed income securities as of April 28, 2019 and April 29, 2018 were as follows:

	April 28, 2019				April 29, 2018
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Commercial paper	$—	$—	$—	$—	$548,010	$—	$—	$548,010
Certificates of deposit	100,000	—	—	100,000	336,828	—	—	336,828
Total	$100,000	$—	$—	$100,000	$884,838	$—	$—	$884,838

The Company monitors its investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company's financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in its industry; the Company's relative competitive position within the industry; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. During fiscal 2019, 2018 and 2017, there were no realized gains or losses, and the Company did not recognize any other-than-temporary impairments.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Inventories

Inventories consist of the following (in thousands):	As of
	April 28, 2019	April 29, 2018
Raw materials	$63,749	$84,441
Work-in-process	191,479	186,160
Finished goods	43,800	77,926
Total inventories	$299,028	$348,527
Including: inventory consigned to others	$29,784	$38,366

7.    Property, Equipment and Improvements, Net

Property, equipment and improvements consist of the following (in thousands):	As of
	April 28, 2019	April 29, 2018
Land and buildings	$112,346	$113,390
Computer equipment	78,655	77,235
Office equipment, furniture and fixtures	5,933	6,604
Machinery and equipment	728,061	700,421
Leasehold property and improvements	48,328	52,135
Construction-in-progress (not being depreciated)	250,619	108,091
	1,223,942	1,057,876
Less: Accumulated depreciation and amortization	(600,963)	(537,027)
Property, equipment and improvements, net	$622,979	$520,849

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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Because of its option to settle conversion of the 2036 Notes in cash, the Company separated the liability and equity components of the 2036 Notes. The carrying amount of the liability component at issuance date of $465.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the 2036 Notes of $109.9 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of April 28, 2019, the remaining debt discount amortization period was 32 months.
The 2036 Notes consisted of the following:

	As of
(in thousands)	April 28, 2019	April 29, 2018
Liability component:
Principal	$575,000	$575,000
Unamortized debt discount	(61,511)	(82,765)
Unamortized debt issuance costs	(2,438)	(3,358)
Net carrying amount of the liability component	$511,051	$488,877
Carrying amount of the equity component	$109,881	$109,881

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

The following table sets forth interest expense information related to the 2036 Notes:

	Fiscal Years Ended
(in thousands, except percentages)	April 28, 2019	April 29, 2018	April 30, 2017
Contractual interest expense	$2,875	$2,875	$1,001
Amortization of the debt discount	21,253	20,257	6,859
Amortization of issuance costs	923	923	334
Total interest cost	$25,051	$24,055	$8,194
Effective interest rate on the liability component	4.85%	4.85%	4.85%
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
Holders will have the option to require the Company to redeem for cash any 2033 Notes held by them in the event of a fundamental change, e.g., a merger or an acquisition, at a purchase price equal to 100% of the principal amount of the 2033 Notes plus accrued and unpaid interest to, but excluding, the redemption date. Holders also have the option to require the Company to redeem for cash any 2033 Notes held by them on December 15, 2023 and December 15, 2028 at a redemption price equal to 100% of the principal amount of the 2033 Notes plus accrued and unpaid interest to, but excluding, the redemption date. The Company may redeem the 2033 Notes in whole or in part at any time on or after December 22, 2018 at 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.
The Company considered the features embedded in the 2033 Notes, that is, the conversion feature, the holders' put feature, the Company's call feature, and the make-whole feature, and concluded that they are not required to be bifurcated and accounted for separately from the host debt instrument.
Because of its option to settle conversion of the 2033 Notes in cash, the Company separated the liability and equity components of the 2033 Notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the 2033 Notes of $49.6 million was allocated to the equity component. The resulting debt discount was amortized as interest expense and was fully amortized as of April 28, 2019.
In December 2018, the holders of the 2033 Notes representing approximately $257.7 million of the principal amount of the 2033 Notes exercised their rights to redeem their 2033 Notes at a redemption price equal to 100% of the principal amount of the notes. All redemptions were in accordance with the original terms of the 2033 Notes and no gain or loss was recognized as a result of the redemption.
The 2033 Notes consisted of the following:

	As of
(in thousands)	April 28, 2019	April 29, 2018
Liability component:
Principal	$1,054	$258,750
Unamortized debt discount	—	(7,086)
Unamortized debt issuance costs	—	(386)
Net carrying amount of the liability component	$1,054	$251,278
Carrying amount of the equity component	$49,648	$49,648

On May 1, 2019, the Company redeemed all remaining $1.1 million of the principal amount of the 2033 Notes at a redemption price equal to 100% of the principal amount of the notes. This redemption was in accordance with the original terms of the 2033 Notes and no gain or loss was recognized as a result of the redemption.

The Company incurred approximately $3.8 million in transaction costs in connection with the issuance of the 2033 Notes. These costs were allocated to the liability and equity components in proportion to the allocation of proceeds. Transaction costs

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $3.1 million, allocated to the liability component, were recognized as a non-current asset and are being amortized. Transaction costs of $725,000, allocated to the equity component, were recognized as a reduction of additional paid-in capital.

The following table sets forth interest expense information related to the 2033 Notes:

	Fiscal Years Ended
(in thousands, except percentages)	April 28, 2019	April 29, 2018	April 30, 2017
Contractual interest expense	$832	$1,294	$1,294
Amortization of the debt discount	7,086	10,577	10,076
Amortization of issuance costs	386	616	616
Total interest cost	$8,304	$12,487	$11,986
Effective interest rate on the liability component	4.87%	4.87%	4.87%
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

9.     Commitments
The Company’s future commitments at April 28, 2019 included minimum payments under non-cancelable operating lease agreements, including operating lease obligations that have been accrued as restructuring charges, as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$37,572	$9,990	$15,310	$8,357	$3,915
Rent expense under the non-cancelable operating leases was approximately $9.3 million, $9.9 million and $9.0 million for the years ended April 28, 2019, April 29, 2018 and April 30, 2017, respectively. The Company subleases a portion of its facilities that it considers to be in excess of its requirements. Sublease income was $345,000, $292,000 and $373,000 for the years ended April 28, 2019, April 29, 2018 and April 30, 2017, respectively. Certain leases have scheduled rent increases which have been included in the above table and recorded as rent expense on a straight-line basis. Other leases contain provisions to adjust rental rates for inflation during their terms, most of which are based on to-be-published indices. Rents subject to these adjustments are included in the above table based on current rates.

10.     Fair Value of Financial Instruments
The Company's financial instruments not measured at fair value on a recurring basis as of April 28, 2019 and April 29, 2018 were as follows:

	April 28, 2019					April 29, 2018
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$—	$—	$—	$—	$548,010	$—	$548,010	$—	$548,010
Certificates of deposit	$100,000	$—	$100,000	$—	$100,000	$336,828	$—	$336,828	$—	$336,828
2033 Notes	$1,054	$1,063	$—	$—	$1,063	$251,278	$256,001	$—	$—	$256,001
2036 Notes	$511,051	$564,302	$—	$—	$564,302	$488,877	$520,016	$—	$—	$520,016

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

11.     Stockholders’ Equity

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income
Cumulative foreign currency translation adjustment was the only component of the accumulated other comprehensive income as of April 28, 2019 and April 29, 2018.
Common Stock and Preferred Stock
As of April 28, 2019, Finisar is authorized to issue 750,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The holder of each share of common stock has the right to one vote and is entitled to receive dividends when and as declared by the Company’s Board of Directors. The Company has never declared or paid dividends on its common stock. The Company has authority to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company’s board of directors.
Common stock subject to future issuance as of April 28, 2019 is as follows:

Exercise of outstanding stock options	822,747
Vesting of restricted stock awards	7,202,014
Available for grant under employee stock incentive plan	2,865,242
Available for grant under employee stock purchase plan	1,815,599
Total	12,705,602
Employee Stock Purchase Plan
In September 2009, the Company’s board of directors adopted the 2009 Employee Stock Purchase Plan (the "ESPP"), which was approved by the stockholders in November 2009. An amended and restated version of ESPP was approved by the Company's board of directors in June 2014 and by the stockholders in September 2014. Under the restated ESPP, 7,000,000 shares of the Company’s common stock have been reserved for issuance, and the term of the ESPP is scheduled to expire on September 1, 2024. The ESPP permits eligible employees to purchase Finisar common stock through payroll deductions, which may not exceed 20% of the employee’s total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of Finisar common stock on either the first or the last day of the offering period, whichever is lower. In connection with the Merger, the ESPP was suspended on December 14, 2018.
Employee Stock Plans
In September 1999, Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. An amended and restated version of the 2005 Plan was approved by the Company's board of directors in June 2014 and by the stockholders in September 2014. Under the restated 2005 Plan, a total of 22,500,000 shares of common stock have been reserved for issuance, and the term of the 2005 Plan is scheduled to expire on September 1, 2024. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units (“RSUs”) and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain RSUs or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. Options generally vest over four or five years and have a maximum term of 10 years. RSUs generally vest over four years. As of April 28, 2019 and April 29, 2018, no shares were subject to repurchase.
Stock Options

	Number of Shares	Weighted-Average Exercise Price
Stock options outstanding as of April 29, 2018	1,097,091	$17.08
Stock options exercised	(267,902)	$5.17
Stock options canceled	(6,442)	$23.96
Stock options outstanding as of April 28, 2019	822,747	$20.90
Stock options outstanding and exercisable as of April 28, 2019	273,033	$18.19

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant-date fair value of options granted during fiscal 2018 was $9.89. The total intrinsic value of stock options exercised during fiscal 2019, 2018 and 2017 was $3.7 million, $1.7 million and $9.9 million, respectively. The aggregate intrinsic value of stock options outstanding as of April 28, 2019 was $2.4 million. The aggregate intrinsic value of stock options outstanding and exercisable as of April 28, 2019 was $1.6 million. The weighted-average remaining contractual life of stock options outstanding as of April 28, 2019 was 7.9 years. The weighted-average remaining contractual life of stock options outstanding and exercisable as of April 28, 2019 was 6.3 years. As of April 28, 2019, the Company had $5.2 million of unrecognized compensation expense related to stock option grants. These expenses are expected to be recognized over a weighted-average period of approximately 3.1 years.
Restricted Stock Units

	Number of Shares	Weighted-Average Grant-Date Fair Value
RSUs unvested as of April 29, 2018	5,954,755	$21.96
RSUs granted	4,436,933	$17.45
RSUs vested	(2,347,430)	$21.12
RSUs forfeited	(842,244)	$21.25
RSUs unvested as of April 28, 2019	7,202,014	$19.54

Number of RSUs granted during fiscal 2019 in the table above includes 654,382 RSUs with both market and service vesting conditions. The number of common stock shares to be received at vesting of these RSUs is based on the market price for the Company's common stock reaching certain pre-determined levels. The weighted-average grant-date fair value of these RSUs was $18.08. The weighted-average grant-date fair value of RSUs granted during fiscal 2018 and 2017 was $25.65 and $19.77, respectively. The aggregate intrinsic value of RSUs outstanding as of April 28, 2019 was $172.0 million. The total grant-date fair value of RSUs vested during fiscal 2019, 2018 and 2017 was $49.6 million, $56.0 million and $42.0 million, respectively. As of April 28, 2019, the Company had $98.0 million of unrecognized compensation expense related to RSUs grants. These expenses are expected to be recognized over a weighted-average period of approximately 2.2 years.
Share-Based Compensation Cost
The following table sets forth the detailed allocation of the share-based compensation expense for the fiscal years ended April 28, 2019, April 29, 2018 and April 30, 2017 which was reflected in the Company’s operating results:

	Fiscal Years Ended
(in thousands)	April 28, 2019	April 29, 2018	April 30, 2017
Share-based compensation expense by caption:
Cost of revenues	$14,472	$12,943	$11,409
Research and development	21,945	22,767	20,425
Sales and marketing	7,937	7,619	7,170
General and administrative	13,645	17,835	10,875
Total	$57,999	$61,164	$49,879

Share-based compensation expense by type of award:
RSUs	$53,574	$56,965	$46,577
Stock options	1,652	490	—
Employee stock purchase rights under ESPP	2,773	3,709	3,302
Total	$57,999	$61,164	$49,879

Total share-based compensation cost capitalized as part of inventory was $3.4 million and $3.9 million as of April 28, 2019 and April 29, 2018, respectively.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options and employee stock purchase rights under the ESPP granted in fiscal 2019, 2018 and 2017 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Years Ended
	April 28, 2019	April 29, 2018	April 30, 2017
Stock Purchase Rights:
Expected term (in years)	n/a	0.75	0.75
Volatility	n/a	56% - 57%	40% - 43%
Risk-free interest rate	n/a	1.48 - 1.70%	0.36 - 0.89%
Dividend yield	n/a	—%	—%
Stock Options:
Expected term (in years)	n/a	5.2	n/a
Volatility	n/a	47%	n/a
Risk-free interest rate	n/a	2.3%	n/a
Dividend yield	n/a	—%	n/a
Market-based Performance Restricted Stock Units
Expected term (in years)	3.9	n/a	n/a
Volatility	46%	n/a	n/a
Risk-free interest rate	2.7%	n/a	n/a

The expected term of employee stock purchase rights is the average of the remaining purchase periods under each offering period. The expected term of stock options is the average term from the Company's historical stock option exercise experience. The expected term of market-based performance restricted stock units is explicit service period based on service vesting conditions of these units. The Company calculated the volatility factor based on the Company’s historical stock prices. The Company bases the risk-free interest rate used in the Black-Scholes option-pricing and Monte Carlo simulation models on constant maturity bonds from the Federal Reserve in which the maturity approximates the expected terms. The Black-Scholes option-pricing model calls for a single expected dividend yield as an input. The Company has not issued and does not expect to issue any dividends.
The weighted-average estimated per share fair value of purchase rights granted under the ESPP in fiscal 2018 and 2017 was $4.43 and $5.34, respectively.
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
Under the plan, each participant may contribute up to 20% of his or her pre-tax gross compensation up to a statutory limit, which is $19,000 for calendar year 2019, $18,500 for calendar year 2018 and $18,000 for calendar year 2017. All amounts contributed by participants and earnings on participant contributions are fully vested at all times. The Company may contribute an amount equal to one-half of the first 6% of each participant’s contribution. The Company may make the matching

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contribution in shares of Finisar common stock in lieu of cash. Contributions made in shares will be allocated to each participant’s account using the share price on the date the Company matching contribution is made to the plan.
The Company made a discretionary matching contribution of 131,162 shares for a total contribution of $2.8 million during the year ended April 28, 2019. The Company’s expenses related to this plan were $2.8 million, $3.3 million and $2.8 million for the fiscal years ended April 28, 2019, April 29, 2018 and April 30, 2017, respectively.

13.     Income Taxes
On December 22, 2017, the TCJA was enacted, containing significant changes to the U.S. tax law, including lowering the U.S. corporate income tax rate, implementing a territorial tax system, and imposing a one-time tax on deemed repatriation of earnings of foreign subsidiaries.
The TCJA reduced the U.S. statutory corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of this rate reduction, the Company revalued its net deferred tax asset as of December 22, 2017, and recorded a reduction in its deferred tax assets and a corresponding deferred tax expense of approximately $30.3 million. For fiscal 2018, the Company's blended corporate income tax rate was 30.4%, which was based on the applicable tax rates before and after the TCJA enactment and the number of days in each period.
The TCJA allows 100% expensing of cost of qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023. The bonus depreciation percentage is phased down from 100% beginning in 2023 through 2026. The Company elected to claim the 100% bonus depreciation for the assets placed into service after September 27, 2017. The net impact of this provision was not material to the Company's consolidated financial position, results of operations and cash flows.
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
While the TCJA provides for a territorial tax system, beginning in 2018, it also includes two new U.S. tax base erosion provisions - the global intangible low-taxed income ("GILTI") provision and the base-erosion and anti-abuse tax ("BEAT") provision. The GILTI provision requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The BEAT provision eliminates the deduction of certain base-erosion payments made to related foreign corporations and imposes a minimum tax if greater than regular tax. The Company expects that the BEAT provision may result in significant U.S. tax in future periods. In addition, the Company intends to account for the GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the fiscal 2018 and 2019.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company has recognized the provisional tax impact related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities to the extent needed and included these amounts in its consolidated financial statements for fiscal 2018. During fiscal 2019, the Company completed its accounting for the impact of TCJA on its consolidated financial statements and recorded an additional one-time deferred tax expense of approximately $6.4 million related to the re-measurement of deferred taxes.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax expense (benefit) consist of the following (in thousands):

	Fiscal Years Ended
	April 28, 2019	April 29, 2018	April 30, 2017
Current:
Federal	$5,080	$—	$—
State	244	189	532
Foreign	6,887	7,480	14,850
	12,211	7,669	15,382
Deferred:
Federal	(3,172)	29,532	(102,305)
State	(670)	(999)	(1,008)
Foreign	1,298	(2,919)	1,779
	(2,544)	25,614	(101,534)
Provision for (benefit from) income taxes	$9,667	$33,283	$(86,152)

Income (loss) before income taxes consists of the following (in thousands):

	Fiscal Years Ended
	April 28, 2019	April 29, 2018	April 30, 2017
U.S.	$(95,168)	$(72,730)	$96,648
Foreign	51,619	57,727	66,546
	$(43,549)	$(15,003)	$163,194

A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	Fiscal Years Ended
	April 28, 2019	April 29, 2018	April 30, 2017
Expected income tax provision (benefit) at U.S. federal statutory rate	21.0%	30.4%	35.0%
Foreign rate differential	14.1	100.6	(5.0)
Share-based compensation expense	(8.9)	(5.3)	0.7
Valuation allowance	(2.2)	(31.7)	(83.0)
Non-deductible transaction costs	(6.4)	—	—
Other permanent adjustments	(6.1)	(32.4)	0.7
Research and development credits	10.5	43.2	(2.3)
Impact of TCJA - GILTI	(16.9)	—	—
Impact of TCJA - BEAT	(11.7)	—	—
Impact of TCJA - rate reduction	—	(201.8)	—
Impact of TCJA - transition tax	(15.6)	(127.1)	—
Other	—	2.4	1.0
	(22.2)%	(221.7)%	(52.9)%

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred taxes consist of the following (in thousands):

	As of
	April 28, 2019	April 29, 2018
Deferred tax assets:
Inventory adjustments	$12,633	$9,870
Accruals and reserves	9,101	4,827
Tax credits	56,486	49,657
Net operating loss carryforwards	38,676	55,926
Gain/loss on investments under equity or cost method	234	364
Depreciation and amortization	18,062	16,524
Purchase accounting for intangible assets	800	1,284
Capital loss carryforward	310	2,246
Acquired intangibles	374	1,497
Stock compensation	6,229	5,432
Total deferred tax assets	142,905	147,627
Valuation allowance	(32,692)	(30,213)
Net deferred tax assets	110,213	117,414
Deferred tax liabilities:
Acquired intangibles	(683)	(1,493)
Debt discount	(13,426)	(20,006)
Depreciation and amortization	(15,448)	(15,590)
Total deferred tax liabilities	(29,557)	(37,089)
Total net deferred tax assets (liabilities)	$80,656	$80,325

Reported as:
Deferred tax assets	$81,977	$80,850
Deferred tax liabilities	(1,321)	(525)
Total net deferred tax assets (liabilities)	$80,656	$80,325

Realization of deferred tax assets is dependent upon future taxable earnings in related tax jurisdictions. In the past, due to U.S. operating losses in previous years and continuing U.S. earnings volatility which did not allow sustainable profitability, management had established and maintained a full valuation allowance for the U.S. deferred tax assets. During the fourth quarter of fiscal 2017, the Company assessed that it is more likely than not that it will realize the majority of the U.S. deferred tax assets, except for deferred tax assets related to California research and development credits and capital losses. The positive evidence, which existed at that time, that outweighed the negative evidence to release the valuation allowance included the fiscal 2017 and three year cumulative profitability driven by strong demand of certain new generation products, availability of resources to expand manufacturing capacity, and forecasted U.S. operating profits in the future periods. Accordingly, during the fourth quarter of fiscal 2017, the Company released $103.3 million of valuation allowance on these deferred tax assets. As of April 28, 2019, the valuation allowance comprises approximately 23% of total deferred tax assets and relates to deferred tax assets, for which management believes it is not more likely than not to be realized in future periods. The Company's valuation allowance increased (decreased) from the prior year by approximately $2.5 million, $(0.6) million and $(132.1) million in fiscal 2019, 2018 and 2017, respectively.

As of April 28, 2019, the Company had federal, state and foreign net operating loss carryforwards of approximately $152.8 million, $13.5 million and $22.5 million, respectively, and federal and state tax credit carryforwards of approximately $43.8 million and $34.8 million, respectively. With the exception of California R&D credit, which can be carried forward indefinitely, the net operating loss and tax credit carryforwards will expire at various dates beginning in fiscal 2020 through 2039, if not utilized. Utilization of the Company's U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's manufacturing operations in Malaysia operate under a tax holiday which will expire at the beginning of the second quarter of fiscal 2022. In fiscal 2019, the aggregate dollar and per share effect of the tax holiday was $6.5 million and $0.06 per share, respectively.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Years Ended
	April 28, 2019	April 29, 2018	April 30, 2017

Beginning balance	$20,578	$21,458	$16,411
Additions for tax positions related to current year	1,298	1,803	1,675
Additions for tax positions related to prior years	427	94	3,372
Reductions for tax positions related to prior years (lapse of statute of limitations)	—	(2,777)	—
Ending balance	$22,303	$20,578	$21,458

Excluding the effects of recorded valuation allowances for deferred tax assets, $19.3 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized. It is the Company's belief that no significant changes in the unrecognized tax benefit positions will occur within 12 months from April 28, 2019. The Company records interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of April 28, 2019 and April 29, 2018, the Company had accrued $860,000 and $652,000, respectively, for interest and penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to taxation in various state jurisdictions as well as the U.S. The Company's U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before fiscal 2009. For all federal and state net operating loss and credit carryovers, the statute of limitations does not begin until the carryover items are utilized. The taxing authorities can examine the validity of the carryover items and if necessary, adjustments may be made to the carryover items. The Company's Malaysia, Singapore, China, Australia, Israel, and Sweden income tax returns are generally not subject to examination by the tax authorities for tax years before 2011, 2012, 2011, 2011, 2005 and 2010, respectively. The Company's Australia subsidiary is under audit for tax year 2011 and after. The Company's India subsidiary is under audit for tax year ended March 31, 2016. The Company's Malaysia subsidiary is under audit for tax years 2015 to 2017. Tax audits of the Company's Germany and Sweden subsidiaries were concluded during fiscal 2019 with no impact on the Company's consolidated financial statements.

14.     Segments and Geography Information
The Company has one reportable segment consisting of optical subsystems and components. Optical subsystems consist primarily of transmitters, receivers, transceivers, transponders and active optical cables that provide the fundamental optical-electrical, or optoelectronic, interface for interconnecting the electronic equipment used in building communication networks, including the switches, routers and servers used in wireline networks as well as the antennas and base stations for wireless networks. Optical components consist primarily of packaged lasers, receivers and photodetectors for data communication and telecommunication applications and passive optical components used in telecommunication applications.
The following is a summary of long-lived assets within geographic areas based on the location of the assets:

	As of
(in thousands)	April 28, 2019	April 29, 2018
United States	$328,085	$213,745
China	231,955	252,179
Malaysia	39,776	52,417
Rest of the world	42,808	45,850
	$642,624	$564,191

The increase in long-lived assets was primarily due to the additions of property, improvements and manufacturing equipment to the Company's manufacturing facility in Sherman, Texas.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Class Action and Shareholder Derivative Litigation
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between December 2, 2010 through March 8, 2011. The named defendants are the Company and Jerry Rawls, its former Chief Executive Officer and former Chairman of the Board, and Eitan Gertel, its former Chief Executive Officer. To date, no specific amount of damages has been alleged. The cases were consolidated, a lead plaintiff was appointed and a consolidated complaint was filed. The Company filed a motion to dismiss the case. On January 16, 2013, the District Court granted the Company's motion to dismiss and granted the lead plaintiffs leave to amend the consolidated complaint. An amended consolidated complaint was filed on February 6, 2013. Thereafter, the Company filed a renewed motion to dismiss the case. On September 30, 2013, the District Court granted the Company's motion and dismissed the case with prejudice, and plaintiff appealed. On January 8, 2016, the Ninth Circuit Court of Appeals reversed the judgment in part for further proceedings in the District Court. On July 15, 2016, lead plaintiff filed a Second Amended Complaint in the District Court. On August 19, 2016, the Company moved to dismiss. On May 1, 2017, the District Court denied the motion and a case scheduling order has been issued. On December 5, 2017, the District Court issued an order denying class certification. On February 1, 2018, the plaintiff filed a petition with the Ninth Circuit Court of Appeals for permission to appeal the denial of class certification and, on July 13, 2018, the Ninth Circuit Court of Appeals denied the petition for permission to appeal. On October 10, 2018, the plaintiff filed a new motion for class certification, which the Company opposed. On May 24, 2019, the District Court denied plaintiffs motion for class certification and granted judgement on the pleadings in favor of the Company and the other defendants.

In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement have been filed in the California Superior Court for the County of Santa Clara, and a third derivative lawsuit has been filed in the United States District Court for the Northern District of California. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors at the time of the claim and certain officers, including Jerry Rawls, the Company's former Chief Executive Officer and former Chairman of the Board, Eitan Gertel, the Company’s former Chief Executive Officer, and Kurt Adzema, the Company’s Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged against the Company. The state court cases were consolidated, a lead plaintiff was appointed to file a consolidated complaint, and the cases were stayed by the agreement of the parties. On August 7, 2017, the plaintiff in the federal case filed an amended complaint. On September 5, 2018, the court granted the motion to dismiss with leave to amend. The parties agreed to settle the federal case and, on February 20, 2019, plaintiff filed an unopposed motion for preliminary approval of the settlement, under which the Company has agreed to implement a series of enhancements to its corporate governance policies and procedures. On April 18, 2019, the court granted the motion for preliminary approval, and a hearing with respect to final approval is scheduled to be held on June 27, 2019.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation relating to the Merger
In January, 2019, eight lawsuits have been filed by alleged Finisar stockholders challenging the Merger: (i) Hein, et al. v. Finisar Corporation, et al., 19CV340510, in the Superior Court of California, County of Santa Clara; (ii) Tenvold, et al. v. Finisar Corporation, et al., 1:19-cv-00050, in the United States District Court for the District of Delaware; (iii) Klein, et al. v. Finisar Corporation, et al., 5:19-cv-00155, in the United States District Court for the Northern District of California; (iv) Wheby Jr., et al. v. Finisar Corporation, et al., 1:19-cv-00064, in the United States District Court for the District of Delaware; (v) Sharma v. Finisar Corporation, et al., 5:19-cv-00220, in the United States District Court for the Northern District of California; (vi) Davis, et al. v. Finisar Corporation, et al., 3:19-cv-00271, in the United States District Court for the Northern District of California; (vii) Bushansky, et al. v. Finisar Corporation, et al., 5:19-cv-00446, in the United States District Court for the Northern District of California; and (viii) Pappey, et al. v. Finisar Corporation, et al., 1:19-cv-00167, in the United States District Court for the District of Delaware (collectively, the “Actions”).

Plaintiffs in the Actions named as defendants Finisar and each member of the Finisar Board. In addition, plaintiffs in the Hein, Tenvold, and Klein actions named II-VI and Merger Subsidiary as defendants. Further, plaintiffs in the Hein, Tenvold, Klein, Wheby, Jr., Davis, Bushansky, and Pappey actions sought to recover on behalf of a putative class consisting of all similarly situated Finisar stockholders.

Plaintiff in the Hein action alleged that the Finisar Board breached its fiduciary duties to Finisar stockholders by, among other things, purportedly engaging in an insufficient sales process, obtaining inadequate merger consideration, and filing a materially misleading preliminary proxy statement. The Hein plaintiff further asserted that II-VI and the Merger Subsidiary knowingly aided and abetted the Finisar Board in breaching their fiduciary duties to Finisar stockholders by entering into the Merger. The Hein plaintiff sought a preliminary and permanent injunction of the proposed transaction unless the proxy statement was amended, rescission and unspecified damages if the Merger was consummated, and attorneys’ fees and expert fees and costs.

Plaintiffs in the Tenvold, Klein, Wheby Jr., Sharma, Davis, Bushansky, and Pappey actions purported to state claims for violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 and, in the case of the Davis complaint, Regulation G promulgated thereunder. Plaintiffs in these actions generally alleged that the preliminary proxy statement omits material information with respect to the Merger, and sought, among other things, an order enjoining the defendants from proceeding with closing the Merger; unspecified damages, attorneys’ fees and expert fees, and expenses and costs; and in the event the Merger was consummated before entry of final judgment, rescission of the Merger or rescissory damages. Defendants believe that the complaints are without merit.

Following the filing of the Actions, counsel for Finisar and for the Plaintiffs engaged in arms-length negotiations concerning claims raised in the Actions and took certain actions that resulted in Finisar filing a Schedule DEFA14A on March 11, 2019, with the U.S. Securities and Exchange Commission that contained supplemental disclosures relating to the Merger. On March 12, 2019, Plaintiffs voluntarily dismissed the Actions with prejudice as to the Plaintiffs’ individual claims and without prejudice to claims asserted on behalf of a purported putative class of Finisar stockholders.

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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s activities or the use of the Company’s products. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.
The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of April 28, 2019. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

17.    Financial Information by Quarter (Unaudited)

	Three Months Ended
	April 28, 2019	January 27, 2019	October 28, 2018	July 29, 2018	April 29, 2018	January 28, 2018 (1)	October 29, 2017	July 30, 2017
	(In thousands, except per share data)
Revenues	$310,085	$327,636	$325,423	$317,336	$310,069	$332,403	$332,205	$341,806
Gross profit	$87,303	$94,423	$85,683	$80,684	$62,594	$88,068	$96,205	$115,299
Income (loss) from operations	$(11,277)	$533	$(4,105)	$(15,691)	$(26,736)	$(6,129)	$9,467	$29,912
Net income (loss)	$(14,154)	$(15,301)	$(5,272)	$(18,489)	$(18,343)	$(55,659)	$5,857	$19,859
Net income (loss) per share:
Basic	$(0.12)	$(0.13)	$(0.04)	$(0.16)	$(0.16)	$(0.49)	$0.05	$0.18
Diluted	$(0.12)	$(0.13)	$(0.04)	$(0.16)	$(0.16)	$(0.49)	$0.05	$0.17
Shares used in computing net income (loss) per share:
Basic	117,953	117,608	117,284	115,867	114,742	114,209	113,960	112,544
Diluted	117,953	117,608	117,284	115,867	114,742	114,209	115,443	115,698

(1) Net loss in the third quarter of fiscal 2018 includes a $49.4 million deferred income tax expense as a result of the TCJA.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
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
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 28, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of April 28, 2019. Management based its assessment on the criteria set forth in Internal Control - Integrated Framework ("2013 framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that we maintained effective internal control over financial reporting as of April 28, 2019.
The effectiveness of internal control over financial reporting as of April 28, 2019 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2019 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be contained therein is incorporated in this report by reference.

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

(a)(1) Financial Statements:
See “Finisar Corporation Consolidated Financial Statements Index” in Part II, Item 8 of this report.

(2) Financial Statement Schedules:

Schedule II - Consolidated Valuation and Qualifying Accounts
	Allowance for Doubtful Accounts
	(in thousands)
Fiscal Year Ended:	Balance at Beginning of Period	Additions Charged to (Recoveries Offset against) Costs and Expenses, Net	Write-Offs	Balance at End of Period
April 28, 2019	$269	$(53)	$0	$216
April 29, 2018	$756	$(266)	$(221)	$269
April 30, 2017	$727	$33	$(4)	$756

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

EXHIBIT INDEX
Number	Title
2.1	Transaction Agreement, dated March 22, 2011, between Registrant and Ignis ASA (1)
2.2	Agreement and Plan of Merger, dated as of November 8, 2018, among Finisar Corporation, II-VI Incorporated and Mutation Merger Sub Inc. (2)
3.1	Amended and Restated Bylaws of Registrant (3)
3.2	Amendment to the Amended and Restated Bylaws of Finisar Corporation (4)
3.3	Restated Certificate of Incorporation of Registrant (5)
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001 (6)
3.5	Certificate of Elimination regarding Registrant’s Series A Preferred Stock (7)
3.6	Certificate of Designation regarding Registrant's Series RP Preferred Stock (8)
3.7	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on May 11, 2005 (9)
3.8	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant (10)
3.9	Amended and Restated Certificate of Incorporation of Registrant (11)
4.1	Specimen certificate representing Registrant's common stock (12)
4.2	Indenture, dated December 16, 2013, between Registrant and Wells Fargo Bank, National Association (13)
4.3	Indenture, dated December 21, 2016, between Registrant and Wells Fargo Bank, National Association (14)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers (15)
10.2	Lease Agreement by and between Finistar (CA-TX) Limited Partnership and Registrant, dated February 4, 2005 (16)
10.3*	Amended and Restated Finisar Corporation 2005 Stock Incentive Plan (17)
10.4*	Form of Stock Option Agreement for options granted under the 2005 Stock Incentive Plan (18)
10.5*	Optium Corporation 2000 Stock Incentive Plan (19)
10.6*	Optium Corporation 2006 Stock Option and Incentive Plan and Israeli Addendum to 2006 Stock Option and Incentive Plan (20)
10.7	First Amendment to lease for 200 Precision Road, Horsham, PA by and between Horsham Property Associates., L.P. and Optium Corporation dated January 4, 2008 (21)
10.8*	Form of Stock Option Grant Notice under the Optium Corporation 2006 Stock Option and Incentive Plan (22)
10.9*	Form of Stock Option Grant Notice for Australian Employees under the Optium Corporation 2006 Stock Option and Incentive Plan (23)
10.10*	Form of Employee Incentive Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan (24)
10.11*	Form of Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan (25)
10.12*	Form of Non-Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan (26)
10.13*	Form of Australian Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan (27)
10.14*	Form of Deferred Stock Award under Optium Corporation 2006 Stock Option and Incentive Plan (28)
10.15	Lease Agreement, dated December 7, 2007, by and between Charvic Pty Ltd and Optium Australia Pty Limited for premises located at 244 Young Street, Waterloo, NSW, Australia (29)
10.16	Lease Agreement between Optium Corporation and 200 Precision Drive Investors, LLC for the premises located at 200 Precision Drive, Horsham, Pennsylvania, dated September 26, 2006 (30)
10.17*	Stock Option and Grant Notice, dated March 3, 2007, for Eitan Gertel (31)
10.18*	Stock Option and Grant Notice, dated March 3, 2007, for Mark Colyar (32)
10.19*	Stock Option and Grant Notice, dated March 3, 2007, for Christopher Brown (33)
10.20*	Stock Option and Grant Notices, dated March 14, 2006, February 14, 2006, June 23, 2005 and May 1, 2003, for Eitan Gertel (34)
10.21*	Stock Option and Grant Notices, dated August 28, 2006, for Christopher Brown (35)

EXHIBIT INDEX
Number	Title
10.22*	Finisar Executive Retention and Severance Plan, as Amended and Restated Effective March 7, 2011 (36)
10.23*	Amended and Restated Executive Employment Agreement between Registrant and Christopher Brown, dated December 31, 2008 (37)
10.24*	Amended and Restated Executive Employment Agreement between Registrant and Mark Colyar, dated December 31, 2008 (38)
10.25*	Amended and Restated Executive Employment Agreement between Registrant and Eitan Gertel, dated December 31, 2008 (39)
10.26*	Form of Restricted Stock Unit Issuance Agreement (40)
10.27*	Form of Restricted Stock Unit Issuance Agreement — Officers (41)
10.28*	Form of Restricted Stock Unit Issuance Agreement — International (42)
10.29*	Form of Restricted Stock Unit Issuance Agreement — Israel (43)
10.30*	Form of Restricted Stock Unit Issuance Agreement — UK (44)
10.31*	Amended and Restated Finisar Corporation 2009 Employee Stock Purchase Plan (45)
10.32	Summary of the principal terms of the lease agreement - Wuxi, China (46)
10.33	Summary of the principal terms of the contract for state-owned construction land use right assignment - Wuxi, China (47)
10.34	Summary of the principal terms of the lease agreement - Jarfalla, Sweden (48)
10.35	Summary of the principal terms of the lease agreement - Shanghai, China (49)
10.36
Tenth Amendment to the Lease agreement by and between Registrant (as successor in interest to GenOA Corporation) and PSB Northern California Industrial Portfolio, Inc. (as successor in interest to RREEF America REIT II Corp. DDD, successor in interest to Speiker Properties, L.P.) dated January 10, 2000 (50)

10.37	Lease agreement, dated October 21, 2013, by and between NMBE Pty Ltd and Finisar Australia Pty Ltd for premises located at 19-21 Rosebery Avenue, Rosebery, NSW, Australia (51)
10.38	Purchase Agreement dated December 10, 2013, by and between Finisar Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (52)
10.39*	Separation and General Release Agreement, dated September 3, 2015, by and between Finisar Corporation and Eitan Gertel (53)
10.40	Summary of the principal terms of the contract for state-owned construction land use right assignment - Wuxi, China (54)
10.41*	Finisar Corporation Director Compensation Policy (55)
10.42*	Employment Offer Letter, dated January 11, 2018, by and between Finisar Corporation and Michael E. Hurlston (56)
10.43*	Separation and General Release Agreement, dated January 23, 2018, by and between Finisar Corporation and Jerry S. Rawls (57)
10.44	First Amendment to Lease Agreement b and between Finistar (CA-TX) Limited Partnership and Finisar Corporation, dated July 30, 2018 (58)
10.45*	Finisar Executive Retention and Severance Plan, as amended and restated effective July 15, 2018 (59)
10.46*	Form of Restricted Stock Unit Issuance Agreement - Officers (2018) (60)
10.47*	Form of Officer Performance Restricted Stock Unit Issuance Agreement (2018) (61)
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

EXHIBIT INDEX
Number	Title
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase
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

*	Compensatory plan or management contract

(1)	Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed March 28, 2011.

(2)	Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed November 9, 2018.

(3)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 5, 2014.

(4)	Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed November 9, 2018.

(5)	Incorporated by reference to Exhibit 3.5 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(6)	Incorporated by reference to Exhibit 3.6 to Registrant’s Annual Report on Form 10-K filed July 18, 2001.

(7)	Incorporated by reference to Exhibit 3.8 to Registrant’s Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(8)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form 8-A12G filed on September 27, 2002.

(9)	Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-3 filed May 18, 2005 (File No. 333-125034).

(10)	Incorporated by reference to Exhibit 3.8 to Registrant’s Current Report on Form 8-K filed September 28, 2009.

(11)	Incorporated by reference to Exhibit 3.8 to Registrant’s Annual Report on Form 10-K filed July 1, 2010.

(12)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2009.

(13)	Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed December 16, 2013.

(14)	Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed December 21, 2016.

(15)	Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(16)	Incorporated by reference to Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(17)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 8, 2014.

(18)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 14, 2005.

(19)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(20)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(21)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(22)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(23)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(24)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(25)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(26)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(27)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(28)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(29)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(30)	Incorporated by reference to Exhibit 10.23 to Optium Corporation’s Registration Statement on Form S-1/A (File No.333-135472) filed on October 11, 2006.

(31)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s, Quarterly Report on Form 10-Q filed on March 7, 2007.

(32)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(33)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(34)	Incorporated by reference to Exhibit 10.36 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(35)	Incorporated by reference to Exhibit 10.38 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(36)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 10, 2011.

(37)	Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(38)	Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(39)	Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(40)	Incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(41)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed September 8, 2016.

(42)	Incorporated by reference to Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(43)	Incorporated by reference to Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(44)	Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K filed June 26, 2014.

(45)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 8, 2014.

(46)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(47)	Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(48)	Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(49)	Incorporated by reference to Exhibit 10.48 to Registrant’s Annual Report on Form 10-K filed June 24, 2013.

(50)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 10, 2016.

(51)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed December 5, 2013.

(52)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 6, 2014.

(53)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2015.

(54)	Incorporated by reference to Exhibit 10.40 to Registrant’s Annual Report on Form 10-K filed June 16, 2017.

(55)	Incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report on Form 10-K filed June 16, 2017.

(56)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2018.

(57)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2018.

(58)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed September 6, 2018.

(59)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed September 6, 2018.

(60)	Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed September 6, 2018.

(61)	Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed September 6, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINISAR CORPORATION
By	/s/ Michael E. Hurlston
Michael E. Hurlston
Chief Executive Officer
(Principal Executive Officer)
June 14, 2019
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael E. Hurlston	Chief Executive Officer (Principal Executive Officer)	June 14, 2019
Michael E. Hurlston

/s/ Kurt Adzema	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 14, 2019
Kurt Adzema

/s/ Michael C. Child	Director	June 14, 2019
Michael C. Child

/s/ Michael L. Dreyer	Director	June 14, 2019
Michael L. Dreyer

/s/ Roger C. Ferguson	Director	June 14, 2019
Roger C. Ferguson

/s/ Thomas E. Pardun	Director	June 14, 2019
Thomas E. Pardun

/s/ Jerry S. Rawls	Director	June 14, 2019
Jerry S. Rawls

/s/ Helene Simonet	Director	June 14, 2019
Helene Simonet

/s/ Robert N. Stephens	Chairman of the Board of Directors	June 14, 2019
Robert N. Stephens