Form 10-K/A
period 2019-04-28
FINISAR CORP
filed 2019-08-26
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No.1)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2019

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

000-27999

(Commission File No.)

Finisar Corporation

(Exact name of Registrant as specified in its charter)

Delaware	94-3038428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1389 Moffett Park Drive, Sunnyvale, California	94089
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 408-548-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.001 par value	NASDAQ Stock Market
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

Number of shares of the registrant’s common stock, $.001 par value, outstanding as of July 1, 2019: 120,079,034.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 28, 2019 filed with the Securities and Exchange Commission on June 14, 2019 are incorporated by reference into Part III and Part IV of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Finisar Corporation (“Finisar”) for the fiscal year ended April 28, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2019 (the “Original Filing”). We are filing this Amendment for the purpose of providing the information required by and not included in Part III of the Original Filing because we will not file our definitive proxy statement within 120 days after the end of our fiscal year on April 28, 2019. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including certain currently dated certifications with this Amendment.

The reference on the cover of the Original Filing to the incorporation by reference of the Proxy Statement into Part III of the Original Filing is hereby deleted. Except as expressly set forth in this Amendment, we are not amending any other part of the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

All references to “Finisar,” “the Company,” “we,” “us” or “our” are references to Finisar Corporation and its consolidated subsidiaries, collectively, except as otherwise indicated or where the context otherwise requires.

i

PART III

Item 10.                          Directors, Executive Officers and Corporate Governance

OUR DIRECTORS

The following table sets forth information regarding our current directors as of July 1, 2019.

Name	Position with Finisar	Class	Age	Director Since
Michael C. Child	Director	I	64	2010
Roger C. Ferguson	Director	I	76	1999
Michael L. Dreyer	Director	III	55	2015
Michael Hurlston	Director and Chief Executive Officer	III	52	2018
Thomas E. Pardun	Director	III	75	2009
Jerry S. Rawls	Director	II	74	1989
Robert N. Stephens	Chairman of the Board	II	73	2005
Helene Simonet	Director	II	67	2017

Directors Continuing in Office until the 2021 Annual Meeting of Stockholders

Michael C. Child has served as a member of our board of directors since June 2010 and previously served on our board from November 1998 until October 2005. Mr. Child has been employed by TA Associates, Inc., a private equity firm, since 1982 where he currently serves as a Senior Advisor. Mr. Child served as a Managing Director of TA Associates from 1987 through 2010. Mr. Child also currently serves on the board of directors of IPG Photonics, which designs and manufactures high performance fiber lasers and amplifiers. Mr. Child served on the board of directors of Ultratech, Inc., which designs and manufactures photolithography and thermal processing equipment, from 1993 to 1997 and April 2012 until May 2017 when it was acquired by Veeco Instruments Inc. Mr. Child was a lecturer at the Stanford Graduate School of Business between September 2011 and 2015. He also served on the board of directors of Eagle Test Systems, a manufacturer of high performance automated test equipment for the semiconductor industry, from 2003 until November 2008 when it was acquired by Teradyne, Inc. Mr. Child holds a B.S. in Electrical Engineering from the University of California at Davis and an M.B.A. from the Stanford Graduate School of Business. Mr. Child has more than 30 years’ experience investing in and acquiring technology and technology-related companies and has served on the boards of directors of numerous public and private companies, including companies in the fiber optics and semiconductor industries. This broad financial and industry experience enables Mr. Child to make a valuable contribution to the board. He also brings significant knowledge regarding the Company and its operations from his previous years of service on our board.

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

Directors Continuing in Office until the 2020 Annual Meeting of Stockholders

Michael L. Dreyer has served as a member of our board of directors since December 2015. Mr. Dreyer is the Chief Operations Officer of Silicon Valley Bank (SVB) and is responsible for bank and non-bank operations worldwide. Mr. Dreyer oversees SVB’s core operations, enterprise project management, client service and information technology teams. Mr. Dreyer is also currently a director of F5 Networks, Inc., a developer and provider of software defined application services. Before joining SVB, Mr. Dreyer was President and Chief Operating Officer of Monitise Americas, LLC, a subsidiary of Monitise plc, a company providing mobile banking and payment services, from August 2014 to September 2015, where he was responsible for the design, build, and operations of its technology globally, and he ran Monitise plc’s Americas business. Prior to Monitise, Mr. Dreyer was the global head of technology and CIO at VISA Inc. from 2005 to 2014, responsible for the company’s systems and technology platforms. Previously, Mr. Dreyer was chief information officer of Inovant, LLC, a company providing electronic payment processing services, where he oversaw the development and management of its global systems technology. He has also held executive positions at VISA USA as senior vice president of processing and emerging products, and senior vice president of commercial solutions. Additionally, Mr. Dreyer held senior positions at American Express Co, Prime Financial, Inc., Federal Deposit Insurance Corporation (FDIC), Downey Savings, Bank of America, and the Fairmont Hotel Management Company. Mr. Dreyer received an M.B.A. and a B.A. in psychology from Washington State University.

Thomas E. Pardun has served as a member of our board of directors since December 2009. Mr. Pardun was formerly the non-executive Chairman of the board of directors of Western Digital Corporation, a manufacturer of hard-disk drives for the personal computer and home entertainment markets. Mr. Pardun served in that capacity from January 2000 until November 2001 and again from April 2007 until his retirement in November 2015. Mr. Pardun was President of MediaOne International, Asia-Pacific (previously US West International, Asia-Pacific, a subsidiary of US West, Inc.), an owner/operator of international properties in cable television, telephone services and wireless communications companies, from May 1996 until his retirement in July 2000. Prior to 1996, Mr. Pardun served as President and CEO of US West Multimedia Communications, a communications company. Before joining US West, Mr. Pardun was President of the Central Group for Sprint, as well as President of Sprint’s West Division, and Senior Vice President of Business Development for United Telecom, a predecessor company to Sprint. Mr. Pardun also held a variety of management positions during a 19-year tenure with IBM, concluding as Director of product-line evaluation. He is also a director of MaxLinear, Inc., and previously served as a director of Calix, Inc. and CalAmp Corporation. Mr. Pardun holds a B.B.A. in Business Administration from the University of Iowa. Mr. Pardun brings to the board extensive management and operations experience in the computer and telecommunications industries, including marketing and product development expertise, as well as his service in senior management positions.

Michael Hurlston has served as our Chief Executive Officer and as a member of our board of directors from January 2018 until August 2019. Mr. Hurlston previously served as Senior Vice President and General Manager of the Mobile Connectivity Products/Wireless Communications and Connectivity Division and held senior leadership positions in sales, marketing and general management at Broadcom Limited from November 2001 until October 2017. Prior to joining Broadcom in 2001, Mr. Hurlston held senior marketing and engineering positions at Oren Semiconductor, Inc., Avasem, Integrated Circuit Systems, Micro Power Systems, Exar and IC Works from 1991 until 2001. Mr. Hurlston is also a member of the board of directors of Ubiquiti Networks, Inc. and a member of the board of advisors of Vilynx Inc. Mr. Hurlston received a B.S.E.E., an M.S.E.E. and an M.B.A. from the University of California, Davis.

Directors Continuing in Office until the 2019 Annual Meeting of Stockholders

Jerry S. Rawls has served as a member of our board of directors since March 1989. Mr. Rawls previously served as our Chief Executive Officer from September 2015 until January 2018 and from August 1999 until August 2008, as our Chairman of the Board from January 2006 until January 2018 and as our Executive Chairman from August 2008 through September 2015. Mr. Rawls also served as our President from April 2003 until August 2008 and previously held that title from April 1989 to September 2002. From September 1968 to February 1989, Mr. Rawls was employed by Raychem Corporation, a materials science and engineering company, where he held various management positions including Division General Manager of the Aerospace Products Division and Interconnection Systems Division. Mr. Rawls holds a B.S. in Mechanical Engineering from Texas Tech University and an M.S. in Industrial Administration from Purdue University. Mr. Rawls’ tenure with Finisar since 1989, including over 20 years as President, Executive Chairman, Chairman of the Board and/or Chief Executive Officer, provides him personal knowledge of the Company’s history since shortly after its founding. This experience, together with his management and industry experience, enables him to provide the board with a unique perspective on the Company’s business and operations and strategic issues.

Robert N. Stephens has served as a member of our board of directors since August 2005 and as our Chairman of the Board since January 2018. Mr. Stephens previously served as our Lead Director from March 2010 until January 2018. Mr. Stephens served as the Chief Executive Officer from April 1999 and President from October 1998 of Adaptec, Inc., a storage solutions provider, until his retirement in May 2005. Mr. Stephens joined Adaptec in November 1995 as Chief Operating Officer. Before joining Adaptec, Mr. Stephens was the founder and chief executive officer of Power I/O, a company that developed serial interface solutions and silicon expertise for high-speed data networking, that was acquired by Adaptec in 1995. Prior to founding Power I/O, Mr. Stephens was President and CEO of Emulex Corporation, a designer, developer and supplier of Fibre Channel host bus adapters. Before joining Emulex, Mr. Stephens was Senior Vice President, General Manager, and founder of the Microcomputer Products Group at Western Digital Corporation. He began his career at IBM, where he served over 15 years in a variety of human resource management positions. Mr. Stephens holds a B.A. in Philosophy and Psychology and an M.S. in Industrial Psychology from San Jose State University. Mr. Stephens brings to the board executive and industry experience in a number of strategic and operational areas through his service as Chief Executive Officer of Adaptec, Power I/O and Emulex and in executive roles at Western Digital.

Helene Simonet has served as a member of our board of directors since March 2017. Ms. Simonet served as Executive Vice President and Chief Financial Officer of Coherent, Inc., a world leader in providing photonics based solutions to the commercial and scientific research markets, from April 2002 to February 2016. From December 1999 to April 2002, Ms. Simonet served as Vice President of Finance of Coherent’s former Medical Group and Vice President of Finance of its Photonics Division. Prior to joining Coherent, Ms. Simonet spent over twenty years in senior finance positions at Raychem Corporation. She has been a Director of Rogers Corporation since October 2014. Ms. Simonet holds a B.A. and a M.S. in Applied Economics from the University of Leuven, Belgium.

There are no family relationships between any of our directors or executive officers.

OUR EXECUTIVE OFFICERS

The following table sets forth information regarding our current executive officers as of July 1, 2019:

Name	Position(s)	Age
Michael Hurlston	Chief Executive Officer	52
Kurt Adzema	Executive Vice President, Finance and Chief Financial Officer	50
Christopher E. Brown	Executive Vice President, Chief Counsel and Secretary	51
Julie S. Eng	Executive Vice President, Datacom R&D	52
Todd Swanson	Chief Operating Officer	47
Joseph A. Young	Executive Vice President, Global Operations	62

For information on the business background of Mr. Hurlston please see “Our Directors” above.

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

Christopher E. Brown has served as our Executive Vice President, Chief Counsel and Secretary since January 2011 and previously served as our Vice President, General Counsel and Secretary following the completion of the Company’s merger with Optium in August 2008. Mr. Brown served as Optium’s General Counsel and Vice President of Corporate Development from August 2006 through the completion of the merger. Prior to that, Mr. Brown was a partner at the law firms of Goodwin Procter LLP and McDermott, Will & Emery. Mr. Brown holds a B.A. in Economics and a B.A. in Political Science from the University of Massachusetts at Amherst and a J.D. from Boston College Law School.

Julie S. Eng has served as our Executive Vice President, Datacom R&D since October 2015. Dr. Eng has held various senior management positions within our engineering organization since joining Finisar in 2003. From 1995 to 2003, Dr. Eng served in various positions at AT&T/Lucent Technologies/Agere Systems, including Director of Product Development primarily leading Agere’s transmitter, receiver, and transceiver product development for telecom and datacom markets. Dr. Eng holds a B.A. degree, summa cum laude, in physics from Bryn Mawr College and a B.S. degree in Electrical Engineering with honors from the California Institute of Technology (Caltech). She earned M. S. and Ph.D. degrees in Electrical Engineering from Stanford University.

Todd Swanson has served as our Chief Operating Officer since April 2018 and was appointed to a newly formed Interim Office of the Chief Executive in August 2019. Prior to that, Mr. Swanson served as our Executive Vice President, Sales, Marketing, Research and Development from June 2016 through April 2018 and our Executive Vice President, Sales and Marketing from January 2011 through June 2016. Mr. Swanson joined us in 2002 and served as Product Line Manager, Director of Marketing and Vice President, Sales and Marketing for our Optics Division prior to his appointment as Senior Vice President, Sales and Marketing in August 2008. Mr. Swanson served as Product Line Manager for Princeton Lightwave, a laser company, from June 2001 until he joined Finisar. Mr. Swanson served as Director of Marketing (on a part-time basis while he was studying for his M.B.A.) for Aegis Semiconductor, a manufacturer of optical semiconductor devices, from December 2000 through June 2001. From July 1995 to August 1999, Mr. Swanson was employed by Hewlett-Packard Company as project leader and project manager in the Automotive Lighting Group of the Optoelectronics Division. Mr. Swanson holds a B.S. in Mechanical Engineering from the University of Wisconsin and an M.B.A. from the Massachusetts Institute of Technology.

Joseph A. Young has served as our Executive Vice President, Global Operations since January 2011 and was appointed to a newly formed Interim Office of the Chief Executive in August 2019. Mr. Young served as our Senior Vice President and General Manager, Optics Division from June 2005 to August 2008 when he was appointed Senior Vice President, Operations and Engineering. Mr. Young joined us in October 2004 as our Senior Vice President, Operations. Prior to joining the Company, Mr. Young served as Director of Enterprise Products, Optical Platform Division of Intel Corporation from May 2001 to October 2004. Mr. Young served as Vice President of Operations of LightLogic, Inc. from September 2000 to May 2001, when it was acquired by Intel, and as Vice President of Operations of Lexar Media, Inc. from December 1999 to September 2000. Mr. Young was employed from March 1983 to December 1999 by Tyco/ Raychem, where he served in various positions, including his last position as Director of Worldwide Operations for the OEM Electronics Division of Raychem Corporation. Mr. Young holds a B.S. in Industrial Engineering from Rensselaer Polytechnic Institute, an M.S. in Operations Research from the University of New Haven and an M.B.A. from the Wharton School at the University of Pennsylvania.

CORPORATE GOVERNANCE

Independence of Directors

The board of directors has determined that, other than Mr. Hurlston, our former Chief Executive Officer, and Mr. Rawls, our former Chief Executive Officer, each of Messrs. Child, Ferguson, Pardun, Stephens and Dreyer and Ms. Simonet is an “independent director” for purposes of the NASDAQ Listing Rules and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as the term applies to membership on the board of directors and the various committees of the board of directors.

Board of Directors Leadership Structure

Robert N. Stephens serves as Chairman of our board of directors. Michael Hurlston served as our Chief Executive Officer from January 2018 and resigned on August 3, 2019, and Joseph A. Young and Todd Swanson were both appointed to a newly formed Interim Office of the Chief Executive effective August 3, 2019. Given the Chairman of our board of directors is not an executive officer of the Company, the position of Lead Director is no longer needed, and as such Mr. Stephens no longer serves as Lead Director. The board believes that this leadership structure provides the appropriate balance of management and non-management oversight.

Board of Directors’ Role in Risk Oversight

We face a number of risks, including general economic risks, operational risks, financial risks, competitive risks and reputational risks. Management is responsible for the day-to-day management of the risks that we face, while the board of directors, as a whole and through its committees, has responsibility for the oversight of risk management.

While the full board of directors is charged with ultimate oversight responsibility for risk management, committees of the board also have responsibilities with respect to various aspects of risk management oversight. In particular, the Audit Committee plays a significant role in monitoring and assessing our financial and operational risks. The Audit Committee reviews and discusses with management areas of financial risk exposure and steps management has taken to monitor and control such exposure. The Audit Committee also is responsible for establishing and administering our code of ethics and reviewing and approving transactions between Finisar and any related parties. The Compensation Committee monitors and assesses risks associated with our compensation policies, and consults with management and the board, as well as the Compensation Committee’s independent compensation consultant, regarding the development of incentives that encourage a level of risk-taking consistent with our overall strategy. The Nominating and Governance Committee has oversight responsibility for corporate governance risks, including risks associated with director independence.

Our executive management meets regularly to discuss our strategy and the risks that we face. Senior officers attend board meetings where they are available to address questions or concerns raised by the board on risk management-related matters. In 2010, we instituted a comprehensive enterprise risk management (“ERM”) program to assist management in identifying, assessing, monitoring and managing a broad range of risks. The ERM process is overseen by our Chief Financial Officer who periodically reports to the board on risk assessment and management’s plans to manage or mitigate key risks. Our Internal Audit Department also plays an important role in risk management. Our Vice President of Internal Audit reports directly to the Audit Committee, has direct and unrestricted access to the Audit Committee and regularly meets with the Audit Committee in executive session.

Executive Sessions

Non-management directors generally meet in executive session without management present at each regularly scheduled meeting of the board. Mr. Stephens, in his capacity as Chairman of the Board, presides at these executive sessions.

Meetings of the Board of Directors and Committees

The board of directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The board of directors held 18 meetings during the fiscal year ended April 28, 2019. During the fiscal year ended April 28, 2019, no director attended fewer than 75% of the total number of meetings of the board and all of the committees of the board on which such director served during that period. The following table sets forth the standing committees of the board and the members of each committee as of the date of this Amendment.

Committee Composition	Audit	Compensation	Nominating and Governance
Michael C. Child	4	4 (Chair)	4
Michael L. Dreyer	4	4	4
Roger C. Ferguson	4(Chair)	—	4
Thomas E. Pardun	4	4	4
Helene Simonet	4	4	4
Robert N. Stephens	—	4	4(Chair)
Number of meetings during fiscal 2019	4	4	4

Audit Committee

The members of the Audit Committee during fiscal 2019 were Ms. Simonet, Messrs. Child, Dreyer, Ferguson and Pardun. Ms. Simonet and Messrs. Ferguson and Pardun have been designated as audit committee financial experts, as defined in applicable SEC rules. The functions of the Audit Committee include oversight, review and evaluation of our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The Audit Committee is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm, and establishing and observing complaint procedures regarding accounting, internal auditing controls and auditing matters. Additional information concerning the Audit Committee is set forth in the Report of the Audit Committee immediately following “Item 14: Principal Accounting Fees and Services”.

Compensation Committee

The members of the Compensation Committee during fiscal 2019 were Ms. Simonet, Messrs. Child, Dreyer, Pardun and Stephens. The Compensation Committee approves the compensation and benefits of our executive officers, reviews and approves equity awards to our employees and consults with management and the board regarding compensation programs for our executive officers. Additional information regarding the Compensation Committee is set forth in “Item 11: Executive Compensation—Compensation Discussion and Analysis” below.

Nominating and Governance Committee

The members of the Nominating and Governance Committee during fiscal 2019 were Ms. Simonet, Messrs. Child, Ferguson, Pardun, Stephens and Dreyer. The Nominating and Governance Committee identifies prospective candidates for appointment and nomination for election to the board of directors and makes recommendations to the board concerning such candidates, develops corporate governance principles for recommendation to the board of directors, makes recommendations to the board of directors regarding board and committee compensation and oversees the evaluation of our directors. The director evaluation process is a self-evaluation under which the Nominating and Governance Committee reviews and evaluates directors’ assessment of the functioning and performance of the board, each committee and the performance of the members of the board and each committee.

Director Nominations

The Nominating and Governance Committee is responsible for, among other things, the selection and recommendation to the board of directors of nominees for election as directors. When considering the nomination of directors for election at an annual meeting, including incumbent and potential nominees, the Nominating and Governance Committee reviews the needs of the board of directors for various skills, background, experience and expected contributions and the qualification standards established from time to time by the Nominating and Governance Committee. The Nominating and Governance Committee also considers the average tenure of incumbent directors and whether refreshment of the board is desirable. The Nominating and Governance Committee also seeks appropriate input from the Chief Executive Officer and other executive officers in assessing the needs of the board of directors for relevant background, experience and skills of its members.

The Nominating and Governance Committee’s goal is to assemble a board of directors that brings to Finisar a diversity of experience at policy-making levels in business and technology, and in areas that are relevant to Finisar’s global activities. Directors should possess the highest personal and professional ethics, integrity and values and be committed to representing the long-term interests of our stockholders. They must have an inquisitive and objective outlook and mature judgment. They must also have experience in positions with a high degree of responsibility and be leaders in the companies or institutions with which they are or have been affiliated. Director candidates must have sufficient time available, in the judgment of the Nominating and Governance Committee, to perform all board and committee responsibilities that will be expected of them. Members of the board of directors are expected to rigorously prepare for, attend and participate in all meetings of the board of directors and applicable committees. While we do not have a specific policy regarding diversity, when considering the nomination of directors, the Nominating and Governance Committee does consider the diversity of its directors and nominees in terms of knowledge, experience, background, skills, expertise and other demographic factors. Other than the foregoing, there are no specific minimum criteria for director nominees, although the Nominating and Governance Committee believes that it is preferable that a majority of the board of directors meet the definition of “independent director” set forth in NASDAQ and SEC rules. The Nominating and Governance Committee also believes it appropriate for one or more key members of the Company’s management, including the Chief Executive Officer, to serve on the board of directors.

The Nominating and Governance Committee will consider candidates for directors proposed by directors or management, and will evaluate any such candidates against the criteria and pursuant to the policies and procedures set forth above. If the Nominating and Governance Committee believes that the board of directors requires additional candidates for nomination, the Nominating and Governance Committee may engage, as appropriate, a third party search firm to assist in identifying qualified candidates. All incumbent directors and nominees will be required to submit a completed directors’ and officers’ questionnaire as part of the nominating process. The process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of the Nominating and Governance Committee.

The Nominating and Governance Committee will also consider candidates for directors recommended by a stockholder, provided that any such recommendation is sent in writing to the board of directors, c/o Corporate Secretary, 1389 Moffett Park Drive, Sunnyvale, California 94089-1113; Fax: (408) 745-6097, at least 120 days prior to the anniversary of the date definitive proxy materials were mailed to stockholders in connection with the prior year’s annual meeting of stockholders and contains the following information:

•                  the candidate’s name, age, contact information and present principal occupation or employment; and

•                  a description of the candidate’s qualifications, skills, background and business experience during at least the last five years, including his or her principal occupation and employment and the name and principal business of any company or other organization where the candidate has been employed or has served as a director.

The Nominating and Governance Committee will evaluate any candidates recommended by stockholders against the same criteria and pursuant to the same policies and procedures applicable to the evaluation of candidates proposed by directors or management.

In addition, stockholders may make direct nominations of directors for election at an annual meeting, provided the advance notice requirements set forth in our bylaws have been met. Under our bylaws, written notice of such nomination, including certain information and representations specified in the bylaws, must be received at our principal executive offices not earlier than the close of business on the 120th day nor later than the close of business on the 90th day prior to the first anniversary of the preceding year’s annual meeting; except that in the event that the date of the annual meeting is more than 30 days before or more than 70 days after such anniversary date, notice by the stockholder must be so delivered not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by Finisar.

The Board considers succession planning and senior management development to be one of its most important responsibilities. The Board is responsible for reviewing the Company’s succession planning and senior management development, considering, among other factors the Board deems appropriate, the Company’s strategic direction, organizational and operational needs, competitive challenges, leadership/management potential and development, and emergency situations. To assist the Board with its review, the Board has asked the Chief Executive Officer to provide the Board with a performance assessment of senior management and their succession potential to the position of Chief Executive Officer, including in the event of an unexpected emergency, along with a review of any development plans recommended for such individuals. Members of management with high potential to succeed in the Company may be provided with additional responsibilities to expose them to diverse areas within the Company, with the goal of developing well-rounded and experienced senior leaders. The Board and the Chief Executive Officer also have the authority to consider persons outside of the Company and to engage third-party consultants or search firms to assist in the succession planning process.

Communications by Stockholders with Directors

Stockholders may communicate with the board of directors, or any individual director, by transmitting correspondence by mail, facsimile or email, addressed as follows: Board of Directors (or individual director), c/o Corporate Secretary, 1389 Moffett Park Drive, Sunnyvale, California 94089-1113; Fax: (408) 745-6097. The Corporate Secretary will forward such communications to the board of directors or to the identified director(s), although spam, junk mail, mass mailings, solicitations, advertisements and communications that are abusive, in bad taste or that present safety or security concerns may be handled differently, as determined by the Corporate Secretary.

Director Attendance at Annual Meetings

We attempt to schedule our annual meeting of stockholders at a time and date to accommodate attendance by directors, taking into account the directors’ schedules. Directors are encouraged to attend our annual meeting of stockholders, but the board has not adopted a formal policy with respect to such attendance. All of our directors attended our last annual meeting of stockholders.

Committee Charters and Other Corporate Governance Materials

We have a Code of Ethics, or the Code, and Corporate Governance Guidelines that apply to all of our employees, officers and directors. The Code and Corporate Governance Guidelines are available at http://investor.finisar.com/governance.cfm . If we make any substantive amendments to the Code or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means then required by NASDAQ listing standards or applicable law.

Our board of directors has adopted a written charter for each of the Audit Committee, Compensation Committee and Nominating and Governance Committee. Each charter is available on our website at http://investor.finisar.com/documents.cfm .

Compensation Committee Interlocks and Insider Participation

None of the directors who served on the Compensation Committee during fiscal 2019 is or has been an officer or employee of Finisar. During fiscal 2019, no member of the Compensation Committee had any relationship with Finisar requiring disclosure under Item 404 of Regulation S-K. During fiscal 2019, none of Finisar’s executive officers served on the compensation committee (or its equivalent) or board of directors of another entity any of whose executive officers served on Finisar’s Compensation Committee or board of directors.

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

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders during the fiscal year ended April 28, 2019 were satisfied.

Item 11.         Executive Compensation

Compensation Discussion and Analysis

Overview

The following discussion explains our philosophy and objectives and our compensation-setting process with respect to our executive officers and provides information regarding the compensation awarded to our Chief Executive Officer, our Chief Financial Officer, and certain of our other executive officers identified in the Summary Compensation Table that follows this Compensation Discussion and Analysis. We refer to these individuals as our “named executive officers.” As noted above, Mr. Hurlston resigned as our Chief Executive Officer effective August 3, 2019, and Messrs. Young and Swanson were both appointed to a newly formed Interim Office of the Chief Executive.

Executive Summary

We believe that the compensation of our executive officers should provide meaningful incentives to create value for our stockholders and achieve strategic corporate objectives. Accordingly, a substantial portion of each named executive officer’s compensation opportunity is “at-risk,” meaning that it is performance-based and/or linked to the value of the Company’s stock price. Specifically, as shown below, approximately 78% of the target total direct compensation for Mr. Hurlston for fiscal 2019, and approximately 80% of the combined target total direct compensation for each of the other named executive officers, was at-risk.

As used in this discussion, “target total direct compensation” means the aggregate amount of the executive’s base salary, target annual incentive bonus, and long-term equity incentive awards based on the grant-date fair value of such awards as determined under the accounting principles used in the Company’s financial reporting.  The target total direct compensation information for the named executive officers other than the Chief Executive Officer is presented on an aggregate basis, although the percentages for each individual executive, in general, are not materially different from the aggregate percentages reflected above.

In addition, as outlined below, our executive compensation program includes a number of features that we believe help to align our executives’ interests with those of our stockholders, and does not include features that we believe do not represent best practices in executive compensation:

What We Do:	What We Don’t Do:

•                  Align our Pay with Performance: Under our annual bonus plan for fiscal 2019, our executives’ officers’ bonuses would be based on our revenue, non-GAAP gross margin and non-GAAP operating income for the fiscal year. The Compensation Committee then had discretion to adjust the executives’ bonus amounts based on its assessment of individual performance. Based on the Company’s performance results for fiscal 2019, the Compensation Committee approved awards at 71.5% of each named executive officer’s target bonus (other than Ms. Eng, whose bonus percentage was lower as it included certain business goals that were not achieved). The Compensation Committee also determined that each executive’s bonus would be paid 50% in cash and 50% in RSUs with a one-year vesting period.

•                  Cap Annual Bonuses: The annual bonus for each executive is capped at 200% of the executive’s target annual bonus opportunity.

•                  Use Equity Awards to Link Long-Term Interests of Executives Officers and Stockholders: As shown above, equity awards constitute a substantial portion of each executive’s target total direct compensation opportunity. Executive officers were granted equity awards early in fiscal 2019 in the form of restricted stock units (“RSUs”). These awards provide a retention incentive as they vest over a multi-year period and, because the ultimate value of the award depends on our stock price, further link the interests of our executives with those of our stockholders.

•                  Grant Equity Awards that Vest Based on Stock Price Performance: In addition, we included performance-based vesting requirements in our long-term incentive compensation program for the first time in fiscal 2019, with the vesting of our Chief Executive Officer’s entire fiscal 2019 equity award being tied to our achievement of specified stock price target levels and a significant portion of each other named executive officer’s equity award also vesting based on these stock price target levels. We believe these performance awards further enhance the alignment between our executives’ interests and those of our stockholders.

•                  Retain Independent Compensation Consultant: The Compensation Committee retains a compensation consultant to provide independent advice and market analysis.

•                  Maintain Stock Ownership Guidelines: We have adopted stock ownership guidelines that apply to all members of our board (including our Chief Executive Officer).

•                  No Material Perquisites: We do not provide any material perquisites or other personal benefits to any of our executive officers.

•                  No Tax Gross-ups: We do not provide tax gross-up or other tax reimbursement payments to our executive officers.

•                  No Hedging/Pledging: We have adopted anti-hedging and anti-pledging policies that apply to all of our employees and members of our board of directors.

•                  No Repricing of Stock Options or Stock Appreciation Rights: Our stock incentive plan prohibits the repricing of stock options or stock appreciation rights without the approval of the Company’s stockholders.

Compensation Philosophy and Objectives

Our fundamental compensation philosophy is to align the compensation of our senior management with our annual and long-term business objectives, performance against those objectives and creation of stockholder value, as well as to offer compensation that will enable us to attract, retain and appropriately reward executive officers whose contributions are necessary for our long-term success. We seek to reward our executive officers’ contributions to achieving our financial and operational goals and appropriate stock price performance. We operate in a very competitive environment for executive talent, and we believe that our compensation packages must be competitive when compared to our peers.

The Compensation Committee of our board of directors oversees the design and administration of our executive compensation program. The principal elements of the program are base salary, annual cash bonuses and equity-based incentives. In general, the Compensation Committee’s policy is that the total compensation paid to our executive officers should be fair and competitive, taking into account, among other factors, compensation paid by peer companies to officers with comparable responsibilities and our success in achieving our financial and operational goals and appropriate stock price performance. However, it is not the Compensation Committee’s policy to adhere to a rigid formula or benchmark executive compensation at specified levels relative to peer companies.

Compensation-Setting Process

Generally, the Compensation Committee reviews the compensation of our executive officers in the early part of each fiscal year and takes action at that time to award cash bonuses for the preceding fiscal year, to set base salaries and target annual bonus opportunities for the current fiscal year and to grant long-term incentives in the form of equity-based awards. In determining the compensation opportunities for each executive officer, the Compensation Committee takes into account the following:

•                  the recommendations of our Chief Executive Officer (with respect to executives other than himself),

•                  the Compensation Committee’s assessment of the individual performance of the executive officer during the previous fiscal year, the executive’s experience and responsibilities, and the executive’s expected future contributions to the Company,

•                  our financial results for the previous fiscal year and the outlook for the current fiscal year, and

•                  changes in competitive pay levels, based on compensation surveys and other market information regarding compensation paid by comparable companies, including our industry peers, and, in years when a compensation consultant is engaged to assist the Compensation Committee, analyses prepared by such consultant.

Specific additional factors considered by the Compensation Committee with respect to its fiscal 2019 compensation decisions are also noted below.

In reviewing the performance of our Chief Executive Officer, the Compensation Committee reviews assessments prepared by the Chief Executive Officer that address various performance criteria specified by the Compensation Committee. For the other executive officers, the Chief Executive Officer provides the Compensation Committee with a review of each individual’s performance and contributions over the past year and makes recommendations regarding their compensation that the Compensation Committee considers. The Compensation Committee makes the final determination as to the compensation provided to our executive officers.

The Compensation Committee has the authority to engage its own consultants and advisors to assist it in carrying out its responsibilities. The Compensation Committee engaged Compensia, Inc. as its  compensation consultant in connection with its annual reviews of executive compensation for fiscal 2019. Other than its services in advising the Compensation Committee and certain advice provided to the Nominating and Governance Committee with respect to non-employee director compensation, Compensia does not provide any services to the Company or any of its subsidiaries. In accordance with SEC rules, the Compensation Committee assessed the independence of Compensia during fiscal 2019 and concluded that no conflicts of interest exist that would affect Compensia’s independence in providing services and advice to the Compensation Committee. During fiscal 2019, representatives of Compensia attended meetings of the Compensation Committee, met and communicated with members of the Compensation Committee outside of its formal meetings and also met with members of the Company’s management to gain management’s perspective on executive compensation issues.

Prior to the beginning of fiscal 2019, the Compensation Committee conducted its annual review of our executive compensation program. With the assistance of Compensia, the Compensation Committee selected a peer group of companies to help the Compensation Committee assess our executive compensation program for fiscal 2019. The Compensation Committee determined that the peer companies generally should have annual revenue between approximately 50% and 200% of the Company’s annual revenue and market capitalization between 50% and 400% of the Company’s market capitalization.

As a result of this process, the Compensation Committee identified the group of peer companies listed below, including our industry peers and similarly-sized companies in the broader technology sector (the “fiscal 2019 Peer Companies”). The fiscal 2019 Peer Companies were largely the same as the peer companies used to assess our executive compensation program in fiscal 2018, except that Cirrus Logic, Inc., EchoStar Corporation, Inphi Corporation, Integrated Device Technology, Inc., NetScout Systems, Inc., and Oclaro, Inc. were added to the group as they met key selection criteria (largely, industry classification and revenue and market capitalization sizing criteria), Arista Networks, Inc. and IPG Photonics Corporation were removed from the group as their market capitalization exceeded the parameters noted above, and Brocade Communications, Inc. and Intersil Corporation were removed from the group as they had been acquired.

Based on publicly available data at the time the group was selected, the fiscal 2019 Peer Companies generally similar in size to the Company, with Finisar ranking at approximately the 62nd percentile of the peer group in terms of revenue and approximately the 42nd percentile in terms of market capitalization. The fiscal 2019 Peer Companies were as follows:

Acacia Communications, Inc.	II-VI Incorporated	NetScout Systems, Inc.
Ciena Corporation	Infinera Corporation	Oclaro, Inc.
Cirrus Logic, Inc.	Inphi Corporation	Plantronics, Inc.
Coherent, Inc.	Integrated Device Technology, Inc.	ViaSat, Inc.
Cypress Semiconductor Corporation	Lumentum Holdings Inc.	Viavi Solutions Inc.
Diodes Incorporated	Microsemi Corporation
EchoStar Corporation	Netgear, Inc.

Compensia prepared a report, including analyses of our executive compensation program, based principally on information drawn from the practices of the fiscal 2019 Peer Companies and from the Radford Global Technology Survey. In considering the Radford survey data, the Compensation Committee did not focus on any particular companies in the survey (other than the fiscal 2019 Peer Companies identified above). The Compensation Committee used the data provided in the Compensia report as a reference point in making its executive compensation decisions, but as noted above, the Compensation Committee does not specifically “benchmark” compensation at any particular level vis-à-vis the market data and retains discretion to set compensation at higher or lower levels as it deems appropriate in the circumstances. Except as otherwise noted in this Compensation Discussion and Analysis, decisions by the Compensation Committee are subjective and the result of the Compensation Committee’s business judgment, which is informed by the experiences of the members of the Compensation Committee as well as analysis and input from, and comparable peer data provided by, the Compensation Committee’s compensation consultant.

In designing our executive compensation program, the Compensation Committee also considers whether the incentive opportunities provided to executives could result in unnecessary or excessive risk-taking. The Compensation Committee has evaluated our compensation policies and programs and believes that our compensation policies and practices provide appropriate incentives and controls and are not reasonably likely to have a material adverse effect on the Company.

Stockholder Say-on-Pay Votes

At our annual meeting of stockholders, we provide our stockholders the opportunity to vote to approve, on an advisory basis, the compensation of our named executive officers for the previous fiscal year, as disclosed in the proxy statement for the meeting (commonly referred to as a “say-on-pay” vote). At our 2018 meeting, approximately 51% of the votes cast were voted in favor of the Company’s executive compensation program. As we would like to see a greater level of support from stockholders for our executive compensation program, we continue to solicit feedback from our stockholders and look for ways to improve our program.

For example, as described below under “Equity-based Incentives,” we included performance-based vesting requirements in our long-term incentive compensation program for the first time in fiscal 2019, with the vesting of our Chief Executive Officer’s entire fiscal 2019 equity award being tied to our achievement of specified stock price target levels and a significant portion of each other named executive officer’s equity award also vesting based on these stock price target levels. We believe these awards  further enhance the alignment between our executives’ interests and those of our stockholders.

The Compensation Committee values the opinions of our stockholders and will continue to take into account the outcome of the annual say-on-pay vote when considering future executive compensation policies and decisions.

Components of Compensation

In order to align executive compensation with our compensation philosophy, our executive officer compensation package contains three primary elements: base salary, annual cash bonuses and long-term equity incentives. In addition, we provide to our executive officers a variety of benefits that are available generally to other salaried employees.

Fiscal 2019 Executive Compensation

Base Salaries

Base salaries for our executive officers are initially set based on negotiation with the individual executive officer at the time of his or her recruitment or promotion and with reference to the base salaries for comparable positions at the peer companies for individuals of similar education and background to those of the executive officer being recruited or promoted. We also give consideration to the factors noted above under “Compensation-Setting Process.” Salaries are reviewed annually by the Compensation Committee, typically at the beginning of the fiscal year, and adjustments are made in the Compensation Committee’s judgment based the factors noted above.

Mr. Hurlston’s base salary was set at $700,000 upon his commencing employment with the Company in January 2018. On the basis of its review for fiscal 2019, the Compensation Committee set new base salaries for our other named executive officers, which became effective in July 2018, with increases of approximately 2% over the levels that had been in effect at the end of fiscal 2018. The fiscal 2019 base salaries for the named executive officers were as follows:

Name	Fiscal 2018 Base Salary ($)	Fiscal 2019 Base Salary ($)
Michael E. Hurlston	700,000	700,000
Joseph A. Young	454,596	465,000
Todd Swanson	454,630	465,000
Kurt Adzema	441,468	450,000
Julie S. Eng	420,240	430,000

Annual Cash Bonuses

Under our compensation policy, a substantial component of each executive officer’s potential annual compensation takes the form of a performance-based bonus opportunity. The bonuses paid to our executive officers are determined by the Compensation Committee based on recommendations from the Chief Executive Officer (with respect to executives other than himself), the performance of such executive, the target bonus for each executive as described below, the overall amount of the accrued bonus pool, the Company’s financial performance and the specific contributions of the individual executive as described below.

In June 2018, the Compensation Committee adopted an executive bonus plan for fiscal 2019. Under the plan, the target bonus for Mr. Hurlston was 115% of his annual base salary, the target bonuses for Messrs. Young, Swanson and Adzema were 75% of their annual base salaries, and the target bonus for Ms. Eng was 60% of her base salary. Each executive’s bonus awarded for fiscal 2019 would be paid 50% in cash and 50% in the form of an RSU award, with the number of RSUs subject to the award determined by dividing the dollar amount of the stock portion of the bonus by the Company’s stock price on a date established by the Compensation Committee. These RSU awards would have a one-year vesting period.

Under the plan, each executive would be eligible to receive two-thirds of his or her target bonus amount if the Company achieved certain financial performance goals established by the Compensation Committee for fiscal 2019 (and, in the case of Ms. Eng, based on Company performance in Ms. Eng’s area of responsibility, For fiscal 2019, the Compensation Committee determined that revenue, non-GAAP gross margin and non-GAAP operating margin would be used to measure the Company’s performance, with each metric weighted equally and gross margin and operating margin being determined on a non-GAAP basis as described below and calculated prior to giving effect to bonuses for the fiscal year. The Compensation Committee also has discretion to adjust an executive’s bonus between 0% and 150% of the calculated bonus based on the executive’s individual performance during the fiscal year.

For purposes of the executive bonus plan, “non-GAAP gross margin” is calculated as the Company’s gross margin as determined under generally accepted accounting principles and “non-GAAP operating margin” is calculated as the Company’s operating margin as determined under generally accepted accounting principles, in each case as adjusted to exclude certain items such as stock-based compensation expense, amortization of acquisition-related intangible assets and other special charges and gains of a non-cash nature or that occur relatively infrequently and/or that management considers to be outside of our ongoing core operating results, and determined before giving effect to the cost of bonuses under the plan. For more information, please see the “Finisar Non-GAAP Financial Measures” section of our press releases reporting our financial results for each quarter during fiscal 2019, attached to the Company’s current report on Form 8-K furnished with the SEC following each quarter.

In June 2019, the Compensation Committee reviewed the Company’s financial results for fiscal 2019 against the goals for each metric that would result in a payout of two-thirds of the target bonus amounts. The Company’s revenue for fiscal 2019 was approximately $1.2805 billion compared with the revenue goal of $1.3514 billion (or 94.8% achievement); the Company’s pre-bonus non-GAAP gross margin for fiscal 2019 was approximately 29.4% compared with the gross margin goal of 27.4% (or 107.3% achievement); and the Company’s pre-bonus non-GAAP operating margin for fiscal 2019 was 9.6% compared with the operating margin goal of 7.9% (or 120.3% achievement). Based on these results, the Compensation Committee determined that the Company’s overall achievement was 107.3% relative to the performance goals, which would result in a payout for each executive (other than Ms. Eng) at 71.5% of the executive’s target bonus (i.e. two-thirds of the 107.3% achievement level) and 35.75% of the target bonus for Ms. Eng, based on Company performance in Ms. Eng’s area of responsibility.

The Compensation Committee then evaluated the individual performance of each of the executives and determined that no further adjustments would be made. Accordingly, the Compensation Committee approved the following bonus amounts for fiscal 2019 for the named executive officers:

Name	Fiscal 2019 Bonus ($ Value)	Fiscal 2019 Bonus (% of Target)
Michael E. Hurlston	575.872	71.5%
Joseph A. Young	249,485	71.5%
Todd Swanson	249,485	71.5%
Kurt Adzema	241,437	71.5%
Julie S. Eng	92,369	35.8%

As noted above, one-half of each named executive officer’s bonus for fiscal 2019 was paid in cash, and the remaining one-half of the bonus was paid in the form of an RSU award scheduled to vest on June 1, 2020. The number of RSUs subject to the award was determined by dividing the dollar amount to be paid in RSUs by the closing price of our common stock on the grant date. Accordingly, the named executive officers received the following grants in June 2019: Mr. Hurlston - 13,538 RSUs; Mr. Young - 5,865 RSUs; Mr. Swanson - 5,865 RSUs; Mr. Adzema - 5,676 RSUs; and Ms. Eng - 2,172 RSUs. Under SEC rules, an equity award granted to a named executive officer is reported in the executive compensation tables below as compensation for the fiscal year in which the award was granted. Accordingly, these RSU awards granted to the named executive officers under our fiscal 2019 bonus plan are considered to be compensation for fiscal 2020 (as the awards were granted after the end of fiscal 2019) and are not reflected in the tables below.

Equity-based Incentives

Longer term incentives are provided through equity-based awards granted under Finisar’s 2005 Stock Incentive Plan (the “2005 Plan”). The Compensation Committee believes that equity ownership provides an important incentive for employees to build stockholder value and provides each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the company. In general, the Compensation Committee believes that RSUs balance competing compensation and retention objectives while providing strong alignment between executive and stockholder interests. Consequently, the annual equity awards granted to our executives in recent years have been comprised solely of RSUs, which are intended to reward our executives for sustaining and increasing our stock price. Our equity awards generally also have multi-year vesting schedules to provide an additional retention incentive for our executives and other employees.

The grant of equity-based awards is generally considered by the Compensation Committee on an annual basis in the early part of each fiscal year, at the same time as other components of executive compensation are reviewed and annual equity-based awards are granted to our non-officer employees. The size of the equity-based awards granted to our executive officers are set by the Compensation Committee at levels that are intended to create a meaningful opportunity for stock ownership based upon the factors noted above under “Compensation-Setting Process.” To help ensure that our equity award program is linked to our performance, the Compensation Committee evaluates the performance of the Company during the prior fiscal year in determining the grant levels for these awards. The Compensation Committee also takes into account the number of unvested equity awards held by the executive officer in order to maintain an appropriate level of retention value for that individual.

We have established a policy whereby equity awards to our employees, including executive officers, are generally granted by the Compensation Committee at regular quarterly meetings with an effective date that is the later of the third trading day following the public announcement of the Company’s financial results for the preceding quarter or the date of the meeting at which the grant is approved. In addition to the annual grant program, the Compensation Committee may approve equity awards at other times as it deems appropriate (for example, in connection with the hiring or promotion of executives or other employees).

In determining the equity awards to be granted to our named executive officers and other key employees in fiscal 2019, the Compensation Committee believed it would be appropriate to include performance-based vesting requirements in our long-term incentive compensation program for the first time. To help further align the interests of our executives with those of our stockholders, the vesting of these performance-based awards is generally contingent on our stock price increasing to pre-established levels described below. Furthermore, the Compensation Committee determined that Mr. Hurlston’s entire grant for fiscal 2019, and 60% of the fiscal 2019 grant for each of the other named executive officers (based on the number of shares subject to each grant), would be subject to these performance-based requirements, with the balance of the grant to each named executive officer (other than Mr. Hurlston) being subject a four-year vesting schedule. The aggregate grant date value of equity awards granted to our executives was calibrated to the 50th percentile of the competitive market based on an analysis of equity compensation practices for our peer companies identified above.

Effective June 19, 2018, the Compensation Committee approved the following RSU grants for each of the named executive officers:

Name	Time-Based RSUs (#)	Performance-Based RSUs (#)
Michael E. Hurlston	—	150,000
Joseph A. Young	46,528	68,750
Todd Swanson	46,528	68,750
Kurt Adzema	42,806	63,250
Julie S. Eng	35,362	52,250

For each executive, the “performance-based RSUs” (“PRSUs”) reported in the table above are eligible to vest over 16 quarterly vesting dates commencing on August 5, 2018 and ending May 5, 2022. The number of PRSUs shown above is the maximum number of PRSUs that can vest and be paid under the award. One-sixteenth of the total number of PRSUs subject to the grant are allocated to each vesting date, and the number of those PRSUs that vest on each date (if any) will be determined based on the average of the closing prices for the Company’s common stock during the last ten trading days of the Company’s most recently completed fiscal quarter before the vesting date (the “Average Stock Price”) as follows:

Average Stock Price as of Last Day of Prior Fiscal Quarter	Vesting Percentage for PRSUs Allocated to Applicable Vesting Date
Below $22.50	0%
At least $22.50 and Less Than $27.00	33 1/3%
At least $27.00 and Less Than $31.50	66 2/3%
At least $31.00	100%

The $22.50, $27.00 and $31.50 stock price targets for the PRSU awards represent increases of 25%, 50% and 75%, respectively, over the closing price of our common stock on the date the awards were granted (which was $18.00). In addition to the quarterly vesting described above, the PRSU awards include an “annual true-up” feature so that on the May 5 vesting date for each of 2019, 2020, and 2021, an additional number of PRSUs will vest equal to the excess (if any) of (i) the aggregate number of PRSUs that would have been vested on that May 5 vesting date and the immediately preceding August 5, November 5 and February 5 vesting dates if the Average Stock Price determined as of each such vesting date had been the same as the Average Stock Price for the May 5 vesting date, over (ii) the aggregate number of PRSUs that actually vested on each of those four vesting dates as determined under the table above. There will also be a “final true-up” calculation on the May 5, 2022 vesting date so that an additional number of PRSUs will vest on that date equal to the excess (if any) of (i) the aggregate number of PRSUs that would have been vested over all 16 vesting dates for the award if the Average Stock Price determined as of each such vesting date had been the same as the Average Stock Price for the May 5, 2022 vesting date, over (ii) the aggregate number of PRSUs that actually vested on each of those 16 vesting dates as determined under the table above and the annual true-up vesting provisions described above.

In each case, vesting of the PRSUs (including pursuant to the annual true-up and final true-up features) is generally subject to the executive’s continued employment with the Company through the applicable vesting date.  However, if the executive’s employment is terminated by the Company without cause prior to May 5, 2022 and prior to any change in control of the Company, the Average Stock Price will be calculated for the period of 10 trading days prior to the executive’s termination date, and the award will vest upon the executive’s termination as to the number of PRSUs that would have vested on each of the next four scheduled vesting dates after the executive’s termination date (or, if less, the number of remaining vesting dates under the award and in each case taking into account any true-up provision that would have applied during that period) based on the greater of that Average Stock Price or $22.50.

If a change of control of the Company occurs before May 5, 2022 and while the executive is still employed with the Company, the Average Stock Price will be calculated for the period of 10 trading days prior to the change in control, and the award will vest on the change in control as to the number of PRSUs that would have vested on each of the remaining scheduled vesting dates under the award (taking into account any true-up provision that would have applied during that period) based on the greater of that Average Stock Price or $22.50.

For each executive, the “time-based RSUs” reported in the table above vest, subject to the executive’s continued service, with respect to 25% of the shares subject to the award on each of the first four anniversaries of June 20, 2018.

Other Benefits

Our executives are generally eligible to receive the same health and welfare benefits offered to all employees in the geographic area in which they are based. They are also eligible to participate in our defined contribution 401(k) plan on the same basis as our other employees. We currently provide no material perquisites to our executive officers. During fiscal 2019, personal benefits accounted for less than 1% of the total compensation of our Chief Executive Officer and our other named executive officers.

Severance and Change in Control Arrangements

Our named executive officers and certain other key employees designated by the Compensation Committee are eligible to participate in the Finisar Executive Retention and Severance Plan (the “Severance Plan”). As in effect at the beginning of fiscal 2019, the Severance Plan provided for participants to receive severance benefits if their employment was actually or constructively terminated by the Company upon or following a change in control of the Company. On June 13, 2018, the Compensation Committee approved an amended and restated version of the Severance Plan pursuant to which participants will also be entitled to receive severance payments and benefits if their employment is terminated by the Company without cause prior to a change in control of the Company. The Compensation Committee determined, taking into account input from Compensia as to market practices generally, that it would be appropriate to amend the plan provide this additional protection to the participants. For a description of the benefits provided under the Severance Plan, please the “Potential Payments Upon Termination or Change in Control” section below.

Our executive officers are not entitled to any tax gross-up or other reimbursement under the Severance Plan or any other agreements with the Company for any parachute payment excise taxes that may be imposed on their benefits.

The Compensation Committee believes that these severance arrangements help us to attract and retain qualified executives and are consistent with competitive practices generally. In particular, the Compensation Committee has determined to provide these arrangements in order to mitigate some of the risk that exists for executives working in an environment where there is a meaningful possibility that the Company could be acquired or the subject of another transaction that would result in a change in its control. The change in control arrangements are also intended to mitigate potential disincentives to the consideration and execution of an acquisition or similar transaction, particularly where the services of these executive officers may not be required by the acquirer.

Fiscal 2020 Compensation Actions

Effective June 3, 2019, the Compensation Committee approved the following RSU grants for fiscal 2020 for each of the named executive officers:

Name	RSUs (#)
Michael E. Hurlston	112,835
Joseph A. Young	25,859
Todd Swanson	42,314
Kurt Adzema	21,157
Julie S. Eng	16,456

For each executive, the RSUs reported in the table above vest, subject to the executive’s continued service, with respect to 25% of the shares subject to the award on each of the first four anniversaries of June 24, 2019. In light of the pending acquisition of the Company by II-VI Corporation and the lack of certainty as to when the closing of the acquisition would occur, the Compensation Committee determined it would be appropriate to grant awards that were subject to time-based vesting only and not to performance-based vesting requirements.

As noted above, Mr. Hurlston resigned as our Chief Executive Officer effective August 3, 2019, and his then-outstanding and unvested equity awards terminated on that date. Following Mr. Hurlston’s resignation, Messrs. Young and Swanson were both appointed to a newly formed Interim Office of the Chief Executive. In connection with their appointment, each of Mr. Young and Mr. Swanson will be eligible for a bonus of $250,000 upon the closing of the pending acquisition of the Company by II-VI Incorporated, in each case subject to the executive’s continued employment with the Company through the closing date of the acquisition.

Tax Considerations

Federal income tax law generally prohibits a publicly-held company from deducting compensation paid to a current or former named executive officer that exceeds $1 million during the tax year. As one of the factors in its consideration of compensation matters, the Compensation Committee notes this deductibility limitation. However, the Compensation Committee has the flexibility to take any compensation-related actions that it determines are in the best interests of the Company and its stockholders, including awarding compensation that may not be deductible for tax purposes. There can be no assurance that any compensation will in fact be deductible.

Other Compensation-Related Policies

We have several policies in effect which apply to shares of our common stock held by our directors and executive officers, including shares issued to them pursuant to equity-based awards.

Stock Ownership Guidelines

Our board of directors believes that directors should be stockholders in order to better align their interests with the long-term interests of the Company’s stockholders. Accordingly, the Board has adopted a policy under which each of our directors (including our Chief Executive Officer) is required to attain ownership of not less than 10,000 shares of the Company’s common stock by the later of three years from the adoption of the policy in 2012 or three years from his or her first election as a director and to retain such minimum stock ownership so long as he or she continues to serve as a director. Directors are required to refrain from selling shares (other than for the purpose of paying federal or state income taxes related to the acquisition of such shares) until such minimum stock ownership is attained.

Anti-Hedging and Anti-Pledging Policies

Our insider trading policy prohibits our directors, executive officers and other employees from, among other things:

•                  engaging in short sales of our stock;

•                  engaging in transactions in derivative securities involving our stock;

•                  hedging their ownership position in our stock; and

•                  holding our stock in a margin account or pledging our stock as collateral for a loan, except with the prior approval of our Compliance Officer (or, in the case of an executive officer, the prior approval of the Nominating and Governance Committee).

Report of the Compensation Committee

The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent that Finisar specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Form 10-K/A. Based upon this review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

COMPENSATION COMMITTEE

Michael C. Child (Chair)
Michael L. Dreyer
Thomas E. Pardun
Helene Simonet
Robert N. Stephens

Summary Compensation Information

The following table presents certain summary information concerning compensation paid by us for services rendered in all capacities by our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers for fiscal 2019 (collectively, the “named executive officers”):

Summary Compensation Table for Fiscal 2019

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Michael E. Hurlston	2019	700,000	287,936	1,630,500	—	—	13,904	2,632,340
Former Chief Executive Officer(4)	2018	193,846	—	3,000,002	7,317,194	—	1,615	10,512,657

Joseph A. Young	2019	462,199	124,742	1,584,813	—	—	8,340	2,180,094
Executive Vice President,	2018	451,031	—	1,000,021	—	—	8,215	1,459,267
Global Operations	2017	437,894	662,033	1,500,009	—	—	8,061	2,607,997

Todd Swanson	2019	462,208	124,742	1,584,813	—	—	8,358	2,180,121
Chief Operating Officer	2018	449,922	—	1,000,021	—	—	8,282	1,458,225
	2017	430,482	655,716	1,500,009	—	—	8,207	2,594,414

Kurt Adzema	2019	447,703	120,719	1,458,028	—	—	8,339	2,034,789
Executive Vice President,	2018	438,006	—	885,007	—	—	8,234	1,331,247
Chief Financial Officer	2017	423,115	642,915	885,014	—	—	8,162	1,959,206

Julie S. Eng	2019	422,524	46,184	1,204,458	—	—	8,442	1,681,608
Executive Vice President,	2018	409,442	—	750,009	—	—	8,831	1,168,282
GM, 3D Sensing	2017	405,846	300,000	750,014	—	—	8,033	1,463,893

(1)                                     Represents amounts paid in cash pursuant to the executive annual bonus plan for the applicable fiscal year. As noted above, a portion of each named executive officer’s bonus for fiscal 2019 was awarded in the form of a grant of RSUs. Under SEC rules, an equity award granted to a named executive officer is reported in the Summary Compensation Table as compensation for the fiscal year in which the award was granted. Accordingly, the RSU awards granted to the named executive officers under our fiscal 2019 bonus plan are considered to be compensation for fiscal 2020 (as the awards were granted after the end of fiscal 2019) and are not reflected in the table above.

(2)                                     The “Stock Awards” and “Option Awards” columns present the aggregate grant date fair value of restricted stock unit awards and stock options, respectively, granted to each named executive officer during the applicable fiscal year computed in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation.” For information on the valuation assumptions used in these computations, refer to Note 11—“Stockholders’ Equity” in the Notes to Consolidated Financial Statements included in our annual report on Form 10-K filed with the SEC on June 14, 2019 (or, for awards granted prior to fiscal 2018, the corresponding footnote in our annual report for the applicable fiscal year).

(3)                                     For fiscal 2019, includes the matching contribution that we made to each executive’s account under Finisar’s 401(k) plan.

(4)                                     Mr. Hurlston was appointed our Chief Executive Officer and commenced employment with us effective January 11, 2018.  He resigned as our Chief Executive Officer effective August 3, 2019, and Messrs. Young and Swanson were both appointed to a newly formed Interim Office of the Chief Executive.

CEO Employment Agreement

In connection with his appointment as our Chief Executive Officer in January 2018, Mr. Hurlston entered into an employment offer letter with the Company that provides the following:

•                  an annual base salary of $700,000;

•                  a target annual bonus opportunity of 115% of his base salary;

•                  eligibility to participate in the Company’s employee benefit plans on generally the same terms as the Company’s other senior executive officers;

•                  the grant of an option to purchase 740,000 shares of the Company’s common stock (with 20% of the option to vest after one year and the remaining 80% to vest in quarterly installments over a period of approximately three and one-half years thereafter);  and

•                  the grant of an award of restricted stock units with a value on the grant date of $3 million (such award to be converted into units based on the closing price of the Company’s common stock on the grant date and to vest in four annual installments following the grant date).

In addition, the employment offer letter provides that if Mr. Hurlston’s employment is terminated by the Company without “cause” or by him for “good reason” (as such terms are defined in the offer letter), he will be entitled to 12 months’ base salary as severance, reimbursement by the Company of his COBRA premiums for up to 12 months, and, if such a termination occurs within one year after his start date with the Company, accelerated vesting of 20% of his option grant and 25% of his restricted stock unit award, each as described above. However, if such an involuntary termination of his employment occurs within 90 days before, or within 18 months after, a change in control of the Company, he would instead be entitled to the severance benefits provided under the Company’s Executive Retention and Severance Plan described below. Mr. Hurlston’s employment with the Company is at-will, and his offer letter does not include any specified term.

Grants of Plan-Based Awards

Grants of Plan-Based Awards in Fiscal 2019

		Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Units (#)(2)	Options (#)	Awards ($/Share)	Awards ($)(3)
Michael E. Hurlston	6/19/2018	3,125	50,000	150,000	—	—	—	1,630,500

Joseph A. Young	6/19/2018	1,432	22,917	68,750	—	—	—	747,313
	6/19/2018	—	—	—	46,528	—	—	837,500

Todd Swanson	6/19/2018	1,432	22,917	68,750	—	—	—	747,313
	6/19/2018	—	—	—	46,528	—	—	837,500

Kurt Adzema	6/19/2018	1,318	21,083	63,250	—	—	—	687,528
	6/19/2018	—	—	—	42,806	—	—	770,500

Julie S. Eng	6/19/2018	1,089	17,417	52,250	—	—	—	567,958
	6/19/2018	—	—	—	35,362	—	—	636,500

(1)                                  Represents grants of performance-based RSUs that vest based on our stock price achieving certain specified targets as described in the “Compensation Discussion and Analysis” above under “Equity-Based Incentives.”

(2)                                  Represents grants of time-based RSUs that vest based solely on the executive’s continued employment as described in the “Compensation Discussion and Analysis” above under “Equity-Based Incentives.”

(3)                                  Represents the fair value of these awards on the grant date as determined under FASB ASC Topic 718, which is used to calculate the value of equity awards for purposes of our audited consolidated financial statements.  For the assumptions and methodologies used to value the awards reported in this column of the table above, see footnote 2 to the Summary Compensation Table.

Description of Plan-Based Awards

Each of the equity-based awards granted during fiscal 2019 and reported in the Grants of Plan-Based Awards table was granted under, and is subject to, the terms of the 2005 Plan. The 2005 Plan is administered by the Compensation Committee. The Compensation Committee has authority to make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a named executive officer upon his or her death or, in certain cases, to family members for tax or estate planning purposes.

Under the terms of the 2005 Plan, a change in control of the Company does not automatically trigger vesting of the awards then outstanding under the plan. If there is a change in control, each participant’s outstanding awards granted under the plan will generally be assumed by the successor company, unless the Compensation Committee provides that the award will not be assumed and will become fully vested and, in the case of options, exercisable. Any options that become vested in connection with a change in control will generally terminate to the extent they are not exercised prior to the change in control. Under the 2005 Plan as in effect at the beginning of fiscal 2019, awards granted under the plan would also generally accelerate if the participant’s employment is involuntarily terminated (including a resignation for good reason) within 12 months following a change in control in which such participant’s awards are assumed or otherwise continued in effect. In June 2018, the Compensation Committee determined that new awards granted to employees generally under the 2005 Plan would not provide for accelerated vesting upon an involuntary termination of the participant’s employment following a change in control.

Each of the grants reported in the table above represents an award of restricted stock units. Each restricted stock unit represents a contractual right to receive one share of our common stock upon vesting. See the “Fiscal 2019 Executive Compensation—Equity-Based Incentives” section of the “Compensation Discussion and Analysis” above for the vesting provisions applicable to these grants. The named executive officer does not have the right to vote or dispose of the restricted stock units or any dividend rights with respect to the restricted stock units.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding equity awards held by each of our named executive officers as of the end of our fiscal year on April 28, 2019.

Outstanding Equity Awards at Fiscal Year-End 2019

	Option Awards					Stock Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable		Exercise Price per Share ($/share)	Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)*	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)*
Michael E. Hurlston	190,286	549,714	(1)	22.26	1/11/2028	—		—	—		—
	—	—		—	—	101,078	(2)	2,413,743	—		—
						12,500	(3)	298,500	—		—
	—	—		—	—	—		—	87,500	(4)	2,089,500

Joseph A. Young	—	—		—	—	9.479	(5)	226,359	—		—
	—	—		—	—	40,344	(6)	963,415	—		—
	—	—		—	—	27,584	(7)	658,706	—		—
	—	—		—	—	46,528	(8)	1,111,089	—		—
						5,732	(3)	136,880	—		—
	—	—		—	—	—		—	40,101	(4)	957,612

Todd Swanson	31,086	—		8.29	12/8/2019	—		—	—		—
	—	—		—	—	9.479	(5)	226,359	—		—
	—	—		—	—	40,344	(6)	963,415	—		—
	—	—		—	—	27,584	(7)	658,706	—		—
	—	—		—	—	46,528	(8)	1,111,089	—		—
						5,732	(3)	136,880	—		—
	—	—		—	—	—		—	40,101	(4)	957,612

Kurt Adzema	—	—		—	—	9.479	(5)	226,359	—		—
	—	—		—	—	23,803	(6)	568,416	—		—
	—	—		—	—	24,411	(7)	582,935	—		—
	—	—		—	—	42,806	(8)	1,022,207	—		—
						5,272	(3)	125,895	—		—
	—	—		—	—	—		—	36,895	(4)	881,053

Julie S. Eng	—	—		—	—	6,524	(5)	155,793	—		—
	—	—		—	—	20,172	(6)	481,707	—		—
	—	—		—	—	20,688	(7)	494,029	—		—
	—	—		—	—	35,362	(8)	844,445	—		—
	—	—		—	—	2,955	(9)	70,565	—		—
						4,356	(3)	104,021	—		—
	—	—		—	—	—		—	30,477	(4)	727,791

*                                           The dollar amounts shown in this column are determined by multiplying the applicable number of shares or units by $23.88, the closing price of Finisar common stock on the NASDAQ Global Select Market on April 26, 2019 (the last trading day of fiscal 2019).

(1)                                     The option was granted on January 11, 2018.  The option vested as to 20% of the shares subject to the option on January 11, 2019 and vests with respect to approximately 5.7% of the shares subject to the option at the end of each of the next 14 three-month periods thereafter (or two months in the case of the final such period), to be fully vested on June 11, 2022, assuming continued employment with Finisar.

(2)                                     The RSU award was granted on January 11, 2018. The RSU vested as to 25% of the shares on January 11, 2019 and vests with respect to an additional 25% of the shares on each of the next three yearly anniversaries thereafter, to be fully vested on January 11, 2022, assuming continued employment with Finisar.

(3)                                     The RSU award reflects a portion of the performance RSU award described in note (3) below that became eligible to vest as of April 28, 2019 based on Finisar’s stock price levels. These RSUs vested on May 5, 2019.

(4)                                     This performance RSU award was granted on June 19, 2018 and is eligible to vest based on Finisar’s stock price meeting certain pre-established targets over the four-year period ending May 5, 2022. For more information on the stock price goals and other vesting provisions of the award, see the “Fiscal 2019 Executive Compensation—Equity-Based Incentives” section of the “Compensation Discussion and Analysis” above. Pursuant to SEC rules, the amount reported in the table reflects the portion of the award that would vest upon achievement of the next stock price performance target above the performance target that was achieved during fiscal 2019 (i.e. two-thirds of the maximum number of RSUs subject to the award), less the number of RSUs that were no longer subject to performance-based vesting as of April 28, 2019 (which RSUs are referred to in note (2) above).

(5)                                     The RSU award was granted on June 23, 2015. The RSU vested as to 25% of the shares on June 21, 2016 and vests with respect to an additional 25% of the shares on each of the next three yearly anniversaries thereafter, to be fully vested on June 21, 2019, assuming continued employment with Finisar.

(6)                                     The RSU award was granted on June 21, 2016. The RSU vested as to 25% of the shares on June 19, 2017 and vests with respect to an additional 25% of the shares on each of the next three yearly anniversaries thereafter, to be fully vested on June 19, 2020, assuming continued employment with Finisar.

(7)                                     The RSU award was granted on June 20, 2017. The RSU vested as to 25% of the shares on June 25, 2018 and vests with respect to an additional 25% of the shares on each of the next three yearly anniversaries thereafter, to be fully vested on June 25, 2021, assuming continued employment with Finisar.

(8)                                     The RSU award was granted on June 19, 2018. The RSU vested as to 25% of the shares on June 20, 2019 and vests with respect to an additional 25% of the shares on each of the next three yearly anniversaries thereafter, to be fully vested on June 20, 2022, assuming continued employment with Finisar.

(9)                                     The RSU award was granted on December 15, 2015. The RSU vested as to 25% of the shares on December 15, 2016 and vests with respect to an additional 25% of the shares on each of the next three yearly anniversaries thereafter, to be fully vested on December 15, 2019, assuming continued employment with Finisar.

Option Exercises and Stock Vested

The following table provides information on stock option exercises by our named executive officers and vesting of RSUs held by them during the fiscal year ended April 28, 2019.

Option Exercises and Stock Vested in Fiscal 2019

	Option Awards		Restricted Stock Unit Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Michael E. Hurlston	—	—	33,693	731,138
Joseph A. Young	—	—	57,999	1,020,955
Todd Swanson	—	—	57,999	1,020,955
Kurt Adzema	—	—	39,096	687,984
Julie S. Eng	—	—	30,380	547,814

(1)                                 Based on the difference between the closing sale price of the Company’s common stock on the date of exercise and the exercise price.

(2)                                 Based on the closing sale price of the Company’s common stock on the vesting date.

Potential Payments Upon Termination or Change in Control

Executive Retention and Severance Plan

Our executive officers, including each of our named executive officers, are eligible to participate in the Finisar Executive Retention and Severance Plan (the “Severance Plan”).  As described in the “Compensation Discussion and Analysis” above, the Severance Plan was amended and restated in June 2018 to provide, among other changes, for severance benefits to be payable to participating executives if their employment is terminated by the Company without cause prior to a change in control of the Company.

As amended, the Severance Plan provides that if an executive’s employment is terminated by the Company without cause at any time prior to a change in control (as such terms are defined in the Severance Plan) or more than 18 months after a change in control, the executive would be entitled to receive as severance: (a) a payment equal to 12 months of the executive’s base salary; (b) reimbursement of the executive’s premiums for continued health and life insurance coverage for up to 12 months; and (c) 12 months of acceleration of the executive’s time-based equity awards from the Company (with vesting on a pro-rata basis for any partial vesting periods). Any performance-based equity awards held by the executive will be subject to the provisions of the applicable award agreement. The executive’s vested options would generally remain exercisable for one year following the termination date (subject to the maximum term of the option). If the executive has been employed with the Company for more than two years, the executive would also receive an additional cash amount equal to the average of the executive’s annual bonuses for the preceding two years.

In addition, the Severance Plan provides that if, on or within 18 months after a change in control, an executive’s employment is terminated by the Company without cause or by the executive for good reason (as defined in the Severance Plan), the executive would be entitled to receive as severance: (a) a payment equal to 24 months of the executive’s base salary; (b) a payment equal to the executive’s target annual bonus amount most recently determined by the Committee; (c) reimbursement of the executive’s premiums for continued health and life insurance coverage for up to 24 months; and (d) full acceleration of the executive’s time-based equity awards from the Company. Any performance-based equity awards held by the executive will be subject to the provisions of the applicable award agreement. The executive’s vested options would generally remain exercisable for one year following the termination date (subject to the maximum term of the option).

In each case, the executive’s right to receive severance benefits under the Severance Plan is subject to the executive’s providing a release of claims in favor of the Company. If the executive would be entitled to benefits under both the Severance Plan and any other arrangement with the Company, the executive’s benefits under the Severance Plan are subject to reduction for the benefits provided under the other arrangement.

If a change in control of the Company occurs and the executive’s employment is not terminated on the change in control in the circumstances described above, the executive would be entitled under the Severance Plan to receive one year’s accelerated vesting of outstanding stock options (but not restricted stock unit awards) if the options are assumed by the acquiring or successor company. As noted above, a change in control of the Company does not automatically trigger vesting of awards granted under the 2005 Plan. However, awards then outstanding under the 2005 Plan will generally accelerate if they are not assumed or continued by the acquiring entity.

If a participant’s benefits under the plan would trigger parachute payment excise taxes, the benefits will either be paid in full and subject to such taxes or reduced to the extent necessary to avoid triggering such taxes, whichever results in a greater after-tax benefits to the participant. Participants are not entitled to any gross-up payment under the plan for such excise taxes. In each case, the benefits provided under the plan described above are contingent on the executive’s providing a release of claims in favor of the Company.

We are not obligated to make any cash payments to our executives officers if their employment is terminated by us for cause or by the executive other than for good reason. No severance or benefits are provided for any of the executive officers in the event of death or disability.

Employment Agreement with Mr. Hurlston

Mr. Hurlston’s offer letter with the Company provides for severance benefits if his employment is actually or constructively terminated by the Company (other than in a “qualifying termination” in connection with a change in control of the Company as contemplated by the Severance Plan described above). These severance provisions are described above under “CEO Employment Agreement.” If Mr. Hurlston is entitled to severance benefits under his offer letter, his benefits under the Severance Plan would be subject to reduction as described above.

Performance-Based RSU Awards

As described in the “Compensation Discussion and Analysis” above, the Company granted awards of performance-based RSUs (“PRSUs”) to each of the named executive officers in June 2018 that are eligible to vest if our stock price attains certain pre-established targets. In general, vesting of the PRSUs is subject to the executive’s continued employment with the Company through the applicable vesting date that follows the fiscal quarter in which the target is achieved. However, if the executive’s employment is terminated by the Company without cause prior to May 5, 2022 and prior to any change in control of the Company, the portion of the award that is eligible to vest over the next four scheduled quarterly vesting dates under the award after the termination date (taking into account any true-up provision that would have applied during that period as described above) will vest as to a number of PRSUs determined based on our stock price at the time of the executive’s termination (or, if greater, the $22.50 stock price target) as described above. In addition, if a change of control of the Company occurs before May 5, 2022 and while the executive is still employed with the Company, the portion of the award that is eligible to vest on the remaining scheduled quarterly vesting dates under the award after the change in control (taking into account any true-up provision that would have applied during that period as described above) will vest as to a number of PRSUs determined based on our stock price in the change in control (or, if greater, the $22.50 stock price target) as described above.

Termination Without Cause Prior to Change in Control

In the event the employment of any of our named executive officers who participate in the Severance Plan had been terminated without cause at any time prior to (or more than 18 months following) a change in control of the Company, each as of April 28, 2019, the named executive officers would have been entitled to payments and benefits under the Severance Plan as then in effect in the amounts set forth opposite their name in the following table:

Name	Cash Severance ($)(1)	Continuation of Health Benefits ($)	Equity Acceleration ($)(2)	Total ($)
Michael E. Hurlston	700,000	28,754	1,923,570	2,652,324
Joseph A. Young	796,016	20,109	2,312,014	3,128,139
Todd Swanson	792,858	30,422	2,312,014	3,135,294
Kurt Adzema	771,457	29,087	1,836,085	2,636,629
Julie S. Eng	580,000	212	1,575,077	2,155,289

(1)                                 These amounts represent the sum of (a) 12 months of the executive’s base salary and (b) for executives employed with us for more than two years as of April 28, 2019, the executive’s average annual bonus for fiscal 2017 and 2018.

(2)                                 These amounts represent (a) in the case of RSUs and PRSUs, (i) the number of the executive’s outstanding and unvested RSUs and PRSUs as of April 28, 2019 that would have vested on the executive’s termination of employment as described above multiplied by (ii) $23.88 (the closing sale price per share of the Company’s common stock as of April 28, 2019); and (ii) in the case of stock options, (a) the number of shares subject to the executive’s outstanding and unvested options as of April 28, 2019 that would have accelerated on such termination multiplied by (ii) the excess of $23.88 over the per-share exercise price of the option.

Change in Control Termination

In the event the employment of any of our named executive officers who participate in the Severance Plan had been terminated without cause or for good reason, within 18 months following a change in control of the Company, each as of April 28, 2019, the named executive officers would have been entitled to payments and benefits under the Severance Plan as then in effect in the amounts set forth opposite their name in the following table:

Name	Cash Severance ($)(1)	Continuation of Health Benefits ($)	Equity Acceleration ($)(2)	Total ($)
Michael E. Hurlston	2,205,000	57,508	4,168,451	6,430,959
Joseph A. Young	1,278,750	40,218	3,506,826	4,825,794
Todd Swanson	1,278,750	60,844	3,506,826	4,846,420
Kurt Adzema	1,237,500	58,175	2,903,378	4,199,053
Julie S. Eng	1,118,000	425	2,462,458	3,580,883

(1)                                 These amounts represent the sum of (a) 24 months of the executive’s base salary and (b) the executive’s target bonus amount for fiscal 2019.

(2)                                 These amounts represent (a) in the case of RSUs and PRSUs, (i) the executive’s total number of outstanding and unvested RSUs and PRSUs as of April 28, 2019 multiplied by (ii) $23.88 (the closing sale price per share of the Company’s common stock as of April 28, 2019), and (ii) in the case of stock options, (a) the total number of shares subject to the executive’s outstanding and unvested options as of April 28, 2019 multiplied by (b) the excess of $23.88 over the per-share exercise price of the option. If a change in control transaction occurred on April 28, 2019 in which a named executive officer’s outstanding awards were not assumed by the successor entity in the transaction, and all the outstanding awards accordingly became vested pursuant to the 2005 Plan provision noted above (other than the PRSUs, which would vest as described above in accordance with the applicable award agreement), the value of the awards that would have accelerated in that transaction is the same as the equity acceleration value presented in this column for the named executive officer.

CEO PAY-RATIO DISCLOSURE

Pursuant to the Securities Exchange Act of 1934, we are required to disclose in this Form 10-K/A the ratio of the total annual compensation of our CEO to the total compensation for the median employee of all of our employees (excluding our CEO). Based on SEC rules for this disclosure and applying the methodology described below, we have determined that our CEO’s total compensation for fiscal 2019 was $2,632,340, and the total compensation for the median employee of all of our employees (excluding our CEO) for fiscal 2019 was $10,218. Based on these amounts, we estimate the ratio of our CEO’s total compensation for fiscal 2019 to the total compensation for the median employee of all of our employees (excluding our CEO) for fiscal 2019 to be 258 to 1.

In evaluating our CEO pay-ratio for fiscal 2019, we believe stockholders should take into account that approximately 80% of our employees as of April 28, 2019 were employed by us in production facilities in China and Malaysia (including the median employee whose compensation was used to calculate the CEO pay-ratio as described above). If we included only our employees based in the U.S. in this analysis, we estimate the total compensation for the median employee of all our U.S. employees for fiscal 2019 would be $115,174, and the ratio of our CEO’s total compensation for fiscal 2019 to the total compensation for the median employee of all our U.S. employees (excluding our CEO) for fiscal 2019 would be 23 to 1.

As permitted under SEC rules, we used the same median employee for this disclosure for fiscal 2019 as we used for fiscal 2018. We believe there have no changes to our employee population or employee compensation arrangements that would significantly impact the pay ratio disclosure. For fiscal 2018, we selected April 29, 2018, which is a date within the last three months of fiscal 2018, as the date we would use to identify our median employee. To find the median employee of all our employees (excluding our CEO), we used the employee’s base compensation from our payroll records. In making this determination, we did not annualize the base compensation for those employees who did not work for the Company for the entire fiscal year. We also did not make any cost-of-living adjustments in identifying the median employee. We believe base compensation for all employees is an appropriate measure because we do not distribute annual equity awards to all employees and most of our employees do not receive other forms of incentive compensation.

This pay ratio is an estimate calculated in a manner consistent with SEC rules based on the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

DIRECTOR COMPENSATION

Under our director compensation policy, non-employee directors are entitled to receive an annual retainer of $50,000 for serving on the board of directors. Non-employee directors also receive annual retainers for service on board committees as indicated below (except that directors who served on the board prior to December 8, 2015 receive committee retainers only if they were members of the applicable committee as of that date).

The annual retainers for the board committees are listed in the table below. A non-employee director who serves as Chair of the Board (or Lead Independent Director, as applicable) is also entitled to receive an additional annual retainer of $20,000 for serving in that capacity.

Committee	Chair ($)	Other Members ($)
Audit	28,000	12,500
Compensation	16,000	7,500
Nominating and Governance	11,000	5,000

All retainer fees are paid on a quarterly basis. We also reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of the board and its committees.

The policy also provides that non-employee directors are entitled to receive a restricted stock unit (“RSU”) award with a value of $200,000 each year at our annual meeting of stockholders. These annual grants vest approximately one year after the grant date.  New non-employee directors are entitled to receive a RSU award with a value of $275,000 upon their initial election to the board in addition to either the annual RSU grant made to non-employee directors described above, or, if the new non-employee director joins the board other than on the date of an annual meeting of stockholders, a RSU grant with a value determined by pro-rating the value of the annual grants made at the last annual meeting based on the period that has elapsed since that annual meeting. For example, if a new non-employee director first joins the board three months after the last annual meeting of stockholders, the non-employee director will receive a number of RSUs with a value of $150,000 (a pro-rata portion of the $200,000 regular annual grant amount for the nine months of service until the next annual meeting) based on the closing price of our stock on the effective grant date. These initial RSU awards vest over a period of three years from the date of grant, and the pro-rated RSU awards vest on the same schedule as the annual grants on which they are based. The number of shares subject to each RSU award is determined based on the per-share value of our common stock on the effective date of the grant.

Our non-employee directors are also subject to our director stock ownership guidelines described above under “Stock Ownership Guidelines” in the “Compensation Discussion and Analysis”.

The following table presents the compensation paid to our non-employee directors during or for the fiscal year ended April 28, 2019. Mr. Hurlston, our former Chief Executive Officer, did not receive any additional compensation for his service on the board during fiscal 2019.

Director Compensation Table - Fiscal 2019

Name	Fees Earned or Paid in Cash	Stock Awards(1)(2)	Option Awards	All Other Compensation		Total Compensation
Michael C. Child	$78,500	$199,983	—	—		$278,483
Michael L. Dreyer	75,000	199,983	—	—		274,983
Roger C. Ferguson	83,000	199,983	—	45,000	(3)	327,983
Thomas E. Pardun	75,000	199,983	—	—		274,983
Jerry S. Rawls	50,000	254,773	—	—		304,773
Helene Simonet	75,000	199,983	—	—		274,983
Robert N. Stephens	111,000	199,983	—	—		310,983

(1)                                 This column reflects the grant date fair value of the equity awards granted to non-employee directors during fiscal 2019 computed in accordance with FASB ASC Topic 718 “Compensation—Stock Compensation.” For information on the valuation assumptions used in these computations, refer to Note 11—“Stockholders’ Equity” in the Notes to Consolidated Financial Statements included in our annual report on Form 10-K filed with the SEC on June 14, 2019.

(2)                                 On September 11, 2018, each of our non-employee directors received an annual RSU award , as described above, of 10,136 restricted stock units with a grant date fair value of $199,983. As provided in his separation agreement entered into in connection with his resignation as our Chief Executive Officer in January 2018, Mr. Rawls also received an award of 2,777 RSUs on September 11, 2018 with a grant date fair value of $54,790.

Our non-employee directors held the following stock options and unvested RSUs as of April 28, 2019.

Name	Number of Shares Underlying Stock Options Outstanding	Unvested Restricted Stock Units Outstanding
Michael C. Child	—	10,136
Michael L. Dreyer	—	10,136
Roger C. Ferguson	—	10,136
Thomas E. Pardun	8,750	10,136
Jerry S. Rawls	—	10,136
Helene Simonet	—	13,368
Robert N. Stephens	—	10,136

(3)                                 This amount represents a fee for certain consulting services provided by Mr. Ferguson to the Company during fiscal 2019.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

We currently maintain two equity compensation plans: the 2005 Stock Incentive Plan and the 2009 Employee Stock Purchase Plan, each of which has been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 28, 2019:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c) (1)
Equity compensation plans approved by stockholders	8,024,761	(1)	$20.90	(2)	4,680,841	(3)
Equity compensation plan not approved by stockholders	—		$—		—

(1)                                 Of these shares, 822,747 were subject to options then outstanding under the 2005 Stock Incentive Plan, and 7,202,014 were subject to stock unit awards then outstanding under the 2005 Stock Incentive Plan. Awards that are subject to performance-based vesting requirements are reported in the table based on the maximum number of shares issuable pursuant to the award.

(2)                                 This weighted-average exercise price does not reflect the outstanding awards of restricted stock units.

(3)                                 Of the aggregate number of shares that remained available for future issuance, 2,865,242 were available under the 2005 Stock Incentive Plan and 1,815,599 were available under the 2009 Employee Stock Purchase Plan. Subject to certain express limits of the 2005 Stock Incentive Plan, shares available under that plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, stock, restricted stock, restricted stock units and other stock based awards.

PRINCIPAL STOCKHOLDERS AND SHARE OWNERSHIP BY MANAGEMENT

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of July 1, 2019 by:

•                  each stockholder who is known by us to beneficially own more than 5% of our common stock;

•                  each of our current directors;

•                  each of our executive officers named in the Summary Compensation Table for fiscal 2019 in “Executive Compensation and Related Matters” above; and

•                  all of our current executive officers and current directors as a group.

	Shares of Common Stock Beneficially Owned (1)
Name of Beneficial Owner (1)	Number	Percentage
5% Stockholders
AllianceBernstein L.P. (2) 345 Avenue of the Americas New York NY 10105	7,443,841	6.20%

The Vanguard Group (3) 100 Vanguard Blvd. Malvern, PA 19355	12,282,215	10.23%

BlackRock, Inc. (4) 55 East 52nd Street New York, NY 10055	17,825,637	14.85%

Dimensional Fund Advisors LP (5) Building One 6300 Bee Cave Road Austin, Texas, 78746	9,923,975	8.27%

Directors
Michael Hurlston(6)	261,110	*
Jerry S. Rawls (7)	416,171	*
Michael C. Child (8)	80,322	*
Michael L. Dreyer (9)	55,409	*
Roger C. Ferguson (10)	32,920	*
Thomas E. Pardun (11)	81,166	*
Helene Simonet (12)	29,626	*
Robert N. Stephens (13)	48,211	*

Named Executive Officers
Kurt Adzema	48,517	*
Julie S. Eng	20,690	*
Todd Swanson (14)	165,993	*
Joseph A. Young	127,568	*
All current executive officers and current directors as a group (13 persons)(15)	1,431,017	1.19%

*                                         Less than 1%.

(1)                                 The address of each of the named individuals is: c/o Finisar Corporation, 1389 Moffett Park Drive, Sunnyvale, CA 94089. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All shares of common stock subject to options exercisable within 60 days following July 1, 2019 and restricted stock units (“RSUs”) that vest within that period are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the number of shares beneficially owned and the percentage of ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person. Accordingly, percent ownership is based on 120,079,034 shares of common stock outstanding as of July 1, 2019 plus any shares issuable pursuant to options held by the person or group in question which may be exercised within 60 days following July 1, 2019 and RSUs that vest within that period. Except as indicated in the other footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, these persons have sole voting and investment power with respect to all shares of the common stock shown as beneficially owned by them.

(2)                                 As reported on a Schedule 13G/A filed on February 13, 2019, as of December 31, 2018, AllianceBernstein L.P. has sole voting power with respect to 6,205,086 shares, sole dispositive power with respect to 7,437,461 shares and shared dispositive power with respect to 6,380 shares.

(3)                                 As reported on a Schedule 13G/A filed on February 11, 2019, as of December 31, 2018, The Vanguard Group has sole voting power with respect to 116,567 shares, shared voting power with respect to 22,145 shares, sole dispositive power with respect to 12,156,007 shares and shared dispositive power with respect to 126,208 shares.

(4)                                 As reported on a Schedule 13G/A filed on February 8, 2019, as of December 31, 2018, BlackRock, Inc. has sole voting power with respect to 17,500,983 shares and sole dispositive power with respect to 17,825,637 shares.

(5)                                 As reported on a Schedule 13G filed on February 8, 2019, as of December 31, 2018, Dimensional Fund Advisors LP has sole voting power with respect to 9,734,715 shares and sole dispositive power with respect to 9,923,975 shares.

(6)                                 Includes 232,572 shares issuable upon exercise of options exercisable within 60 days following July 1, 2019.

(7)                                 Includes 10,136 RSUs that vest within 60 days following July 1, 2019.

(8)                                 Includes (a) 5,061 shares held by the Child Family Trust and (b) 10,136 RSUs that vest within 60 days following July 1, 2019.

(9)                                 Includes 10,136 RSUs that vest within 60 days following July 1, 2019.

(10)                          Includes 10,136 RSUs that vest within 60 days following July 1, 2019.

(11)                          Includes (a) 8,750 shares issuable upon exercise of options exercisable within 60 days following July 1, 2019 and (b) 10,136 RSUs that vest within 60 days following July 1, 2019.

(12)                          Includes 10,136 RSUs that vest within 60 days following July 1, 2019.

(13)                          Includes 10,136 RSUs that vest within 60 days following July 1, 2019.

(14)                          Includes 31,086 shares issuable upon exercise of options exercisable within 60 days following July 1, 2019.

(15)                          Includes (a) 272,408 shares issuable upon exercise of options exercisable within 60 days following July 1, 2019 and (b) 70,952 RSUs that vest within 60 days following July 1, 2019.

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

We have entered into indemnification agreements with our officers and directors containing provisions that require us, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Except as described in the previous paragraphs and except for the compensation arrangements and other arrangements described in “Director Compensation” and “Executive Compensation and Related Matters” elsewhere in this proxy statement, there were no transactions during our fiscal year ended April 28, 2019, and there is not currently proposed any transaction or series of similar transactions to which we were or will be a party, in which the amount involved exceeded or will exceed $120,000 in which any director, any executive officer, any holder of 5% or more of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

DIRECTOR INDEPENDENCE

The board of directors has determined that, other than Mr. Hurlston, our former Chief Executive Officer, and Mr. Rawls, our former Chief Executive Officer, each of Messrs. Child, Ferguson, Pardun, Stephens and Dreyer and Ms. Simonet is an “independent director” for purposes of the NASDAQ Listing Rules and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as the term applies to membership on the board of directors and the various committees of the board of directors.

Item 14.                        Principal Accounting Fees and Services

BDO USA, LLP’s audit report on Finisar’s consolidated financial statements as of and for the fiscal years ended April 28, 2019 and April 29, 2018 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

The following table sets forth the aggregate fees billed to Finisar for the fiscal years ended April 28, 2019 and April 29, 2018 by BDO USA, LLP:

	Year Ended April 28, 2019	Year Ended April 29, 2018
Audit fees(1)	$2,205,611	$2,107,752
Audit-related fees(2)	182,215	27,375
Tax fees(3)	508,055	385,924
Total Fees	$2,895,882	$2,521,051

(1)                                 Audit fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and the effectiveness of our internal control over financial reporting, the review of our interim consolidated financial statements included in quarterly reports, services that are normally provided by BDO USA, LLP and BDO’s international affiliates in connection with statutory and regulatory filings or engagements, consultations in connection with issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC registered and non-registered securities offerings.

(2)                                 Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.” This category includes fees related to financial due diligence, agreed-upon-procedures engagements and audit of benefit plans.

(3)                                 Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

The Audit Committee has determined that all services performed by BDO USA, LLP are compatible with maintaining the independence of BDO USA, LLP. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services provided by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the chair of the Audit Committee the authority to approve permitted services, provided that the chair reports any decisions to the Audit Committee at its next scheduled meeting. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval process.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee currently consists of five directors, each of whom, in the judgment of the board of directors, is an “independent director” as defined in the NASDAQ Listing Rules. The Audit Committee acts pursuant to a written charter that has been adopted by the board of directors. A copy of the charter is available on Finisar’s website at http://investor.finisar.com/documents.cfm.

The Audit Committee oversees Finisar’s financial reporting process on behalf of the board of directors. The Audit Committee is responsible for retaining Finisar’s independent registered public accounting firm, evaluating its independence, qualifications and performance and approving in advance the engagement of the independent registered public accounting firm for all audit and non-audit services. Management has the primary responsibility for the financial statements and the financial reporting process, including internal control systems, and procedures designed to ensure compliance with applicable laws and regulations. Finisar’s independent registered public accounting firm for fiscal 2019, BDO USA, LLP, was responsible for expressing an opinion as to the conformity of our audited financial statements with generally accepted accounting principles.

The Audit Committee has reviewed and discussed with management Finisar’s audited financial statements. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed under the rules adopted by the Public Company Accounting Oversight Board (“PCAOB”). In addition, the Audit Committee has met with the independent registered public accounting firm, with and without management present, to discuss the overall scope of the independent registered public accounting firm’s audit, the results of its examinations, its evaluations of Finisar’s internal controls and the overall quality of Finisar’s financial reporting.

The Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence and has discussed with the independent registered public accounting firm its independence.

Based on the review and discussions referred to above, the Audit Committee recommended to Finisar’s board of directors that Finisar’s audited financial statements be included in Finisar’s Annual Report on Form 10-K for the fiscal year ended April 28, 2019.

AUDIT COMMITTEE

Roger C. Ferguson (Chair)
Michael C. Child
Michael L. Dreyer
Thomas E. Pardun
Helene Simonet

The foregoing Audit Committee Report shall not be deemed to be incorporated by reference into any filing of Finisar under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Finisar specifically incorporates such information by reference.

PART IV

Item 15.		Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report on Form 10-K/A

	(3)	Exhibits

The exhibits listed in the Exhibit Index of the Original Filing and the exhibits listed in the Exhibit Index of this Amendment are filed with, or incorporated by reference in, this report.

EXHIBIT INDEX

Exhibit	Description

24	Power of Attorney (incorporated by reference to the signature page hereto).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously furnished.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINISAR CORPORATION

By	/s/ Joseph A. Young
Joseph A. Young
Interim Office of the Chief Executive
(Co-Principal Executive Officer)
August 26, 2019

By	/s/ Todd Swanson
Todd Swanson
Interim Office of the Chief Executive
(Co-Principal Executive Officer)
August 26, 2019

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Joseph A. Young, Todd Swanson and Kurt Adzema, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph A. Young	Interim Office of the Chief Executive	August 26, 2019
Joseph A. Young	(Co-Principal Executive Officer)

/s/ Todd Swanson	Interim Office of the Chief Executive	August 26, 2019
Todd Swanson	(Co-Principal Executive Officer)

/s/ Kurt Adzema	Executive Vice President and Chief Financial Officer	August 26, 2019
Kurt Adzema	(Principal Financial and Accounting Officer)

/s/ Michael C. Child	Director	August 26, 2019
Michael C. Child

/s/ Michael L. Dreyer	Director	August 26, 2019
Michael L. Dreyer

/s/ Roger C. Ferguson	Director	August 26, 2019
Roger C. Ferguson

/s/ Thomas E. Pardun	Director	August 26, 2019
Thomas E. Pardun

/s/ Jerry S. Rawls	Director	August 26, 2019
Jerry S. Rawls

/s/ Helene Simonet	Director	August 26, 2019
Helene Simonet

/s/ Robert N. Stephens	Chairman of the Board of Directors	August 26, 2019
Robert N. Stephens