Form 10-Q
period 2019-07-28
FINISAR CORP
filed 2019-09-04
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 28, 2019
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

Number of shares of the registrant's common stock, $.001 par value, outstanding as of August 30, 2019: 120,108,027

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended July 28, 2019

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 28, 2019	April 28, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$882,269	$814,185
Short-term investments	—	100,000
Accounts receivable, net of allowance for doubtful accounts of $220 at July 28, 2019 and $216 at April 28, 2019	256,605	263,394
Inventories	320,555	299,028
Other current assets	40,179	44,224
Total current assets	1,499,608	1,520,831
Property, equipment and improvements, net	633,323	622,979
Purchased intangible assets, net	3,631	4,182
Goodwill	106,736	106,736
Other assets	62,413	15,462
Deferred tax assets	89,218	81,977
Total assets	$2,394,929	$2,352,167
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$119,628	$132,440
Accrued compensation	33,343	31,804
Other accrued liabilities	66,163	49,495
Total current liabilities	219,134	213,739
Long-term liabilities:
Convertible debt	516,746	512,105
Other non-current liabilities	44,906	12,162
Total liabilities	780,786	738,006
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at July 28, 2019 and April 28, 2019	—	—
Common stock, $0.001 par value, 750,000 shares authorized	120	118
Additional paid-in capital	2,933,917	2,919,305
Accumulated other comprehensive loss	(54,483)	(48,568)
Accumulated deficit	(1,265,411)	(1,256,694)
Total stockholders' equity	1,614,143	1,614,161
Total liabilities and stockholders' equity	$2,394,929	$2,352,167
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	July 28, 2019	July 29, 2018

Revenues	$285,028	$317,336
Cost of revenues	197,627	236,156
Amortization of acquired developed technology	471	496
Impairment of long-lived assets	1,665	—
Gross profit	85,265	80,684
Operating expenses:
Research and development	52,151	63,059
Sales and marketing	12,107	12,480
General and administrative	13,234	12,643
Start-up costs	17,076	7,553
Amortization of purchased intangibles	230	640
Total operating expenses	94,798	96,375
Loss from operations	(9,533)	(15,691)
Interest income	4,424	5,155
Interest expense	(6,423)	(9,386)
Other expense, net	(2,132)	(1,789)
Loss before income taxes	(13,664)	(21,711)
Provision for (benefit from) income taxes	(4,947)	(3,222)
Net loss	$(8,717)	$(18,489)
Net loss per share:
Basic	$(0.07)	$(0.16)
Diluted	$(0.07)	$(0.16)
Shares used in computing net loss per share:
Basic	119,216	115,867
Diluted	119,216	115,867

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	July 28, 2019	July 29, 2018
Net loss	$(8,717)	$(18,489)
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	(5,915)	(29,696)
Total other comprehensive income (loss), net of tax	(5,915)	(29,696)
Total comprehensive income (loss)	$(14,632)	$(48,185)

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Finisar Stockholders’ Equity
	Shares	Amount

Balance at April 28, 2019	118,006	$118	$2,919,305	$(48,568)	$(1,256,694)	$1,614,161
Net loss	—	—	—	—	(8,717)	(8,717)
Other comprehensive loss, net	—	—	—	(5,915)	—	(5,915)
Issuance of shares pursuant to employee stock purchase plan and equity plans, net of tax withholdings	2,091	2	(2,749)	—	—	(2,747)
Stock-based compensation	—	—	17,361	—	—	17,361
Balance at July 28, 2019	120,097	$120	$2,933,917	$(54,483)	$(1,265,411)	$1,614,143

Balance at April 29, 2018	114,813	$115	$2,850,195	$(14,660)	$(1,212,033)	$1,623,617
Cumulative effect of change in accounting principle	—	—	—	—	8,555	8,555
Net loss	—	—	—	—	(18,489)	(18,489)
Other comprehensive loss, net	—	—	—	(29,696)	—	(29,696)
Issuance of shares pursuant to employee stock purchase plan and equity plans, net of tax withholdings	2,347	2	4,377	—	—	4,379
Stock-based compensation	—	—	15,085	—	—	15,085
Balance at July 29, 2018	117,160	$117	$2,869,657	$(44,356)	$(1,221,967)	$1,603,451

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	July 28, 2019	July 29, 2018
Operating activities
Net loss	$(8,717)	$(18,489)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	22,592	24,799
Amortization	932	1,521
Stock-based compensation expense	15,722	15,141
Amortization of discount on held-to-maturity investments	—	(2,626)
Impairment of long-lived assets	1,665	188
Amortization of discount on convertible debt	5,464	7,927
Deferred income tax (benefit) expense	(7,241)	(7,282)
Changes in operating assets and liabilities:
Accounts receivable	6,789	(11,447)
Inventories	(20,587)	11,298
Other assets	3,248	8,472
Accounts payable	(7,121)	9,851
Accrued compensation	1,539	2,824
Other accrued liabilities	2,828	17,639
Net cash provided by operating activities	17,113	59,816
Investing activities
Additions to property, equipment and improvements	(45,228)	(104,902)
Purchases of short-term investments	—	(659,709)
Maturities of short-term investments	100,000	714,348
Net cash provided by (used in) investing activities	54,772	(50,263)
Financing activities
Repayment of 2033 Notes	(1,054)	—
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	121	6,780
Shares repurchased for tax withholdings on vesting of restricted stock units	(2,868)	(2,401)
Net cash provided by (used in) financing activities	(3,801)	4,379
Net increase in cash and cash equivalents	68,084	13,932
Cash and cash equivalents at beginning of period	814,185	312,257
Cash and cash equivalents at end of period	$882,269	$326,189
Supplemental disclosure of cash flow information
Cash paid for interest	$1,438	$2,085
Cash paid for taxes	$1,306	$2,699

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of July 28, 2019 and for the three month periods ended July 28, 2019 and July 29, 2018 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of July 28, 2019, its operating results for the three month periods ended July 28, 2019 and July 29, 2018, and its cash flows for the three month periods ended July 28, 2019 and July 29, 2018. Operating results for the three month period ended July 28, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending May 3, 2020. The condensed consolidated balance sheet as of April 28, 2019 has been derived from the audited consolidated financial statements as of that date, but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2019.
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

2. Summary of Significant Accounting Policies
For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 28, 2019. There have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K, except for the adoption of a new lease accounting standard as described below.
Revenue
The following table presents the Company's revenues disaggregated by geography (based on the location of the entity purchasing the Company’s products) and market application:

	Three Months Ended
(in thousands)	July 28, 2019	July 29, 2018

United States	$86,067	$110,400
China	75,722	79,713
Mexico	34,366	35,348
Rest of the world	88,873	91,875
Totals	$285,028	$317,336

Datacom	$199,456	$238,120
Telecom	85,572	$79,216
Totals	$285,028	$317,336

Effect of Adoption of New Accounting Standard
In February 2016, the FASB issued an accounting standards update which replaces then current lease accounting standard. The update requires lessees, among other items, to recognize a right-of-use ("ROU") asset and a lease liability for most leases. The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method (for finance leases) or on a straight-line (for operating leases) basis over the term of the lease. A lessee is also required to record a ROU asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating lease. The Company adopted this standard on April 29, 2019, applying a modified retrospective approach and using an option to apply it at the adoption date. The Company determines if an arrangement is a lease, or contains a lease, at inception, and classifies it as operating or finance. The Company does not have lease arrangements with residual value guarantees or material restrictive covenants. The Company's lease arrangements primarily consist of real property leases. ROU assets and corresponding lease liabilities are recognized based on the present value of the lease payments over the lease term. Lease terms may include options to extend when it is reasonably certain that the Company will exercise that option. As the implicit rate is not readily determinable in most of the Company's lease arrangements, the Company uses its estimated secured incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments. All of the Company's lease arrangements are accounted for as operating leases. Certain of the Company's lease arrangements include non-lease components (e.g., common-area maintenance), and the Company accounts for non-lease components together with lease components for all such lease arrangements. Upon adoption, the Company made an accounting policy election not to record lease arrangements with an initial term of twelve months or less on its balance sheet. As part of its adoption, the Company elected a package of practical expedients for leases that commenced prior to the adoption date and did not reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs capitalization for any existing leases. Upon adoption, the Company recognized ROU assets of $50.3 million as other assets, and corresponding lease liabilities of $14.9 million and $39.1 million as other accrued liabilities and other non-current liabilities, respectively.
As of July 28, 2019, the ROU assets balance was $47.0 million and corresponding lease liabilities were $14.5 million and $35.8 million as other accrued liabilities and other non-current liabilities, respectively. The Company's leases have remaining lease terms of approximately one to seven years, which may include extension options. As of July 28, 2019, the weighted average remaining lease term and the weighted average discount rate for the Company's leases were approximately 4.9 years and approximately 4%, respectively. Lease expense for the three month period ended July 28, 2019 was approximately $3.9 million. Lease payments under non-cancelable leases as of July 28, 2019, were as follows (in thousands):

	Payments Due by Fiscal Year
	2020 (remainder)	2021	2022	2023	2024	2025 and thereafter	Total
Lease payments (undiscounted)	$11,344	$12,404	$9,697	$8,480	$4,812	$7,837	$54,574
Present value of lease payments							$50,290

Cash outflows for operating leases were approximately $3.9 million for the three month period ended July 28, 2019.
Prior to the Company's adoption of the new lease accounting standard, future minimum lease payments under non-cancelable leases as of April 28, 2019 were as follows (in thousands):

	Payments Due by Fiscal Year
	2020	2021	2022	2023	2024	2025 and thereafter	Total
Lease payments (undiscounted)	$9,990	$7,797	$7,513	$5,873	$2,484	$3,915	$37,572

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
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
(in thousands, except per share amounts)	July 28, 2019	July 29, 2018
Numerator:
Net loss	$(8,717)	$(18,489)
Numerator for basic net loss per share	(8,717)	(18,489)
Numerator for diluted net loss per share	$(8,717)	$(18,489)
Denominator:
Denominator for basic net loss per share - weighted average shares	119,216	115,867
Denominator for diluted net income loss per share	119,216	115,867
Net loss per share:
Basic	$(0.07)	$(0.16)
Diluted	$(0.07)	$(0.16)

The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive:

	Three Months Ended
(in thousands)	July 28, 2019	July 29, 2018
Stock options and restricted stock units	3,367	5,710

0.50% Convertible Senior Notes due 2033 and 0.50% Convertible Senior Notes due 2036 were excluded from the calculation of diluted earnings per share under the treasury stock method for the periods when the conversion price exceeded the average market price for the Company's common stock.

4. Inventories

Inventories consist of the following:	As of
(in thousands)	July 28, 2019	April 28, 2019
Raw materials	$65,846	$63,749
Work-in-process	212,302	191,479
Finished goods	42,407	43,800
Total inventories	$320,555	$299,028

5. Investments
The Company's portfolio of fixed income securities consists of term bank certificates of deposit. All of the Company's investments in fixed income securities have original maturity (maturity at the purchase date) of less than 12 months and are reported as short-term investments in the consolidated balance sheets as of July 28, 2019 and April 28, 2019. All of the Company's investments in fixed income securities are classified as held-to-maturity since the Company has the positive intent and ability to hold these investments until maturity. These investments are carried at amortized cost.
The Company's investments in fixed income securities as of July 28, 2019 and April 28, 2019 were as follows:

	July 28, 2019				April 28, 2019
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Certificates of deposit	—	—	—	—	100,000	—	—	100,000

During the three month periods ended July 28, 2019 and July 29, 2018, there were no gross unrealized gains or losses, no realized gains or losses, and no other-than-temporary impairments.

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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $465.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $109.9 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of July 28, 2019, the remaining debt discount amortization period was 29 months.

As of July 28, 2019, the 2036 Notes consisted of the following (in thousands):

Liability component:
Principal	$575,000
Unamortized debt discount	(56,047)
Unamortized debt issuance costs	(2,207)
Net carrying amount of the liability component	$516,746
Carrying amount of the equity component	$109,881

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

The following table sets forth interest expense information related to the 2036 Notes:

	Three Months Ended
(in thousands, except percentages)	July 28, 2019	July 29, 2018
Contractual interest expense	$719	$719
Amortization of the debt discount	5,464	5,208
Amortization of issuance costs	231	231
Total interest cost	$6,414	$6,158
Effective interest rate on the liability component	4.85%	4.85%

The Company applies the treasury stock method to determine the potential dilutive effect of the 2036 Notes on net income per share as a result of the Company's intent and stated policy to settle the principal amount of the 2036 Notes in cash.

0.50% Convertible Senior Notes Due 2033
In December 2013, the Company issued and sold $258.8 million in aggregate principal amount of 0.50% Convertible Senior Notes due 2033 (the "2033 Notes") at par. The terms of the notes are governed by an indenture by and between the Company and Wells Fargo Bank, National Association, as Trustee. The notes were to mature on December 15, 2033, unless earlier repurchased, redeemed or converted. The notes were senior unsecured and unsubordinated obligations of the Company, and were effectively subordinated to the Company's secured indebtedness and the indebtedness and other liabilities of the Company's subsidiaries. The notes bore interest at a rate of 0.5% per year, payable semi-annually in arrears on June 15 and December 15 each year.

Holders of the notes were entitled to convert their notes at their option prior to the close of business on the business day immediately preceding June 15, 2033 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 26, 2014 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter was greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period ("measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, e.g., a merger or an acquisition. On or after June 15, 2033 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders were entitled to convert their notes at any time, regardless of whether any of the foregoing circumstances have occurred. The conversion rate was initially equal 33.1301 shares of common stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $30.18 per share of common stock), subject to adjustment. Upon conversion of a note, the Company would have paid or delivered, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company's election, as provided in the indenture. If holders had elected to convert their notes in connection with a "fundamental change" (as defined in the indenture) that occured on or before December 22, 2018, the Company would have, to the extent provided in the indenture, increased the conversion rate applicable to such notes ("make-whole feature").

Holders had the option to require the Company to redeem for cash any notes held by them in the event of a fundamental change, e.g., a merger or an acquisition, at a purchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. Holders also had the option to require the Company to redeem for cash any notes held by them on December 15, 2018, December 15, 2023 and December 15, 2028 at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. The Company had the right to redeem the notes in whole or in part at any time on or after December 22, 2018 at 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company considered the features embedded in the notes, that is, the conversion feature, the holders' put feature, the Company's call feature, and the make-whole feature, and concluded that they are not required to be bifurcated and accounted for separately from the host debt instrument.

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $49.6 million was allocated to the equity component. The resulting debt discount was amortized as interest expense and was fully amortized as of July 28, 2019.

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

The Company incurred approximately $3.8 million in transaction costs in connection with the issuance of the notes. These costs were allocated to the liability and equity components in proportion to the allocation of proceeds. Transaction costs of $3.1 million, allocated to the liability component, were recognized as a non-current asset and amortized as interest expense and were fully amortized as of July 28, 2019. Transaction costs of $725,000, allocated to the equity component, were recognized as a reduction of additional paid-in capital.

The following table sets forth interest expense information related to the 2033 Notes:

	Three Months Ended
(in thousands, except percentages)	July 28, 2019	July 29, 2018
Contractual interest expense	$—	$324
Amortization of the debt discount	—	2,719
Amortization of issuance costs	—	154
Total interest cost	$—	$3,197
Effective interest rate on the liability component	n/a	4.87%

The Company applied the treasury stock method to determine the potential dilutive effect of the 2033 Notes on net income per share as a result of the Company's intent and stated policy to settle the principal amount of the 2033 Notes in cash.

7. Fair Value of Financial Instruments
The Company's financial instruments not measured at fair value on a recurring basis as of July 28, 2019 and April 28, 2019 were as follows:

	July 28, 2019					April 28, 2019
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$—	$—	$—	$—	$100,000	$—	$100,000	$—	$100,000
2033 Notes	$—	$—	$—	$—	$—	$1,054	$1,063	$—	$—	$1,063
2036 Notes	$516,746	$565,452	$—	$—	$565,452	$511,051	$564,302	$—	$—	$564,302

The fair values of the Company's investments in certificates of deposit are based on quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The fair values of the 2033 Notes and the 2036 Notes are based on the price in the open market as of or close to the respective balance sheet dates. The difference between the carrying value and the fair value for the convertible notes is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.

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

Class Action and Shareholder Derivative Litigation
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between December 2, 2010 through March 8, 2011. The named defendants are the Company and Jerry Rawls, its former Chief Executive Officer and former Chairman of the Board, and Eitan Gertel, its former Chief Executive Officer. To date, no specific amount of damages has been alleged. The cases were consolidated, a lead plaintiff was appointed and a consolidated complaint was filed. The Company filed a motion to dismiss the case. On January 16, 2013, the District Court granted the Company's motion to dismiss and granted the lead plaintiffs leave to amend the consolidated complaint. An amended consolidated complaint was filed on February 6, 2013. Thereafter, the Company filed a renewed motion to dismiss the case. On September 30, 2013, the District Court granted the Company's motion and dismissed the case with prejudice, and plaintiff appealed. On January 8, 2016, the Ninth Circuit Court of Appeals reversed the judgment in part for further proceedings in the District Court. On July 15, 2016, lead plaintiff filed a Second Amended Complaint in the District Court. On August 19, 2016, the Company moved to dismiss. On May 1, 2017, the District Court denied the motion and a case scheduling order has been issued. On December 5, 2017, the District Court issued an order denying class certification. On February 1, 2018, the plaintiff filed a petition with the Ninth Circuit Court of Appeals for permission to appeal the denial of class certification and, on July 13, 2018, the Ninth Circuit Court of Appeals denied the petition for permission to appeal. On October 10, 2018, the plaintiff filed a new motion for class certification, which the Company opposed. On May 24, 2019, the District Court denied plaintiffs motion for class certification and granted judgement on the pleadings in favor of the Company and the other defendants. The plaintiff filed a notice of appeal on June 20, 2019.
In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement have been filed in the California Superior Court for the County of Santa Clara, and a third derivative lawsuit has been filed in the United States District Court for the Northern District of California. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors at the time of the claim and certain officers, including Jerry Rawls, the Company's former Chief Executive Officer and former Chairman of the Board, Eitan Gertel, the Company’s former Chief Executive Officer, and Kurt Adzema, the Company’s Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged against the Company. The state court cases were consolidated, a lead plaintiff was appointed to file a consolidated complaint, and the cases were stayed by the agreement of the parties. On August 7, 2017, the plaintiff in the federal case filed an amended complaint. On September 5, 2018, the court granted the motion to dismiss with leave to amend. The parties agreed to settle the federal case and, on February 20, 2019, plaintiff filed an unopposed motion for preliminary approval of the settlement, under which the Company has agreed to implement a series of enhancements to its corporate governance policies and procedures. The court granted the motion for preliminary approval on April 18, 2019 and final approval on June 27, 2019.

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

The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of July 28, 2019. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

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

Results of Operations

Revenues (by market application)	Three Months Ended
(in thousands, except percentages)	July 28, 2019	July 29, 2018	Change	% Change
Datacom revenue	$199,456	$238,120	$(38,664)	(16)%
Telecom revenue	85,572	79,216	6,356	8%
Total revenues	$285,028	$317,336	$(32,308)	(10)%

Datacom revenue for the three month period ended July 28, 2019 decreased approximately $38.7 million compared to the three month period ended July 29, 2018 primarily due to an approximately $23.2 million decrease in 40 and below Gbps datacom transceiver revenue and approximately $13.4 million decrease in 100 Gbps datacom transceiver revenue.

Telecom revenue for the three month period ended July 28, 2019 increased approximately $6.4 million compared to the three month period ended July 29, 2018 primarily due to an approximately $5.2 million increase in WSS products revenue.

Amortization of Acquired Developed Technology
(in thousands, except percentages)	July 28, 2019	July 29, 2018	Change	% Change
Three months ended	$471	$496	$(25)	(5)%

Amortization of acquired developed technology for the three month period ended July 28, 2019 decreased compared to the three month period ended July 29, 2018 due to the roll-off of amortization of certain intangible assets related to our prior acquisitions.

Impairment of Long-Lived Assets
(in thousands, except percentages)	July 28, 2019	July 29, 2018	Change	% Change
Three months ended	$1,665	$—	$1,665	100%

During the three month period ended July 28, 2019, we recorded a $1.7 million charge for the impairment of certain long-lived assets due to the planned retirement of such assets resulting from product and facility transitions.

Gross Profit
(in thousands, except percentages)	July 28, 2019	July 29, 2018	Change	% Change
Three months ended	$85,265	$80,684	$4,581	6%
As a percentage of revenues	30%	25%

Gross profit is calculated as revenues less cost of revenues, amortization of acquired developed technology, and, if applicable, impairment of long-lived assets. The gross profit increase for the three month period ended July 28, 2019, compared to the three month period ended July 29, 2018 was attributable primarily to the increase in gross margin.

Gross margin is gross profit reflected as a percentage of revenues. Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, and inventory adjustments for excess and obsolete inventory. Gross margin for the three month period ended July 28, 2019 increased compared to the three month period ended July 29, 2018 mostly due to favorable product mix.

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

Research and Development Expenses
(in thousands, except percentages)	July 28, 2019	July 29, 2018	Change	% Change
Three months ended	$52,151	$63,059	$(10,908)	(17)%

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping, and allocated facilities and IT support costs. Research and development expenses for the three month period ended July 28, 2019 decreased compared to the three month period ended July 29, 2018 primarily due to a decrease in employee compensation related expenses as a result of restructuring activities undertaken during the first quarter of fiscal 2019 as well as employee severance compensation and other expenses incurred during the first quarter of fiscal 2019 related to restructuring activities undertaken during the first quarter of fiscal 2019.

Sales and Marketing Expenses
(in thousands, except percentages)	July 28, 2019	July 29, 2018	Change	% Change
Three months ended	$12,107	$12,480	$(373)	(3)%

Sales and marketing expenses consist primarily of salaries and related costs of employees engaged in sales and marketing functions, including stock-based compensation charges related to those employees, commissions for our external sales representatives, costs related to marketing and promotional activities, and allocated facilities and IT support costs. Sales and marketing expenses for the three month period ended July 28, 2019 decreased compared to the three month period ended July 29, 2018 primarily due to a decrease in employee compensation related expenses as a result of restructuring activities undertaken during the first quarter of fiscal 2019 as well as employee severance compensation and other expenses incurred during the first quarter of fiscal 2019 related to restructuring activities undertaken during the first quarter of fiscal 2019.

General and Administrative Expenses
(in thousands, except percentages)	July 28, 2019	July 29, 2018	Change	% Change
Three months ended	$13,234	$12,643	$591	5%

General and administrative expenses consist primarily of salaries and related costs of employees engaged in general and administrative functions, including stock-based compensation charges related to those employees, legal, audit and other professional fees, insurance costs, human resources and other corporate costs, and allocated facilities and IT support costs. General and administrative expenses for the three month period ended July 28, 2019 increased compared to the three month period ended July 29, 2018 primarily due to transaction expenses incurred during the first quarter of fiscal 2020 related to the Merger.

Start-Up Costs
(in thousands, except percentages)	July 28, 2019	July 29, 2018	Change	% Change
Three months ended	$17,076	$7,553	$9,523	100%

Start-up costs consist of operating expenses, including employee compensation, facility maintenance and other expenses, related to our recently purchased 700,000 square foot manufacturing facility in Sherman, Texas during the period while it is being brought to its intended use.

Interest Income
(in thousands, except percentages)	July 28, 2019	July 29, 2018	Change	% Change
Three months ended	$4,424	$5,155	$(731)	(14)%

Interest income for the three month period ended July 28, 2019 decreased compared to the three month period ended July 29, 2018 primarily due to the redemption of our 0.50% Convertible Senior Notes due 2033 during the third quarter of fiscal 2019.

Interest Expense
(in thousands, except percentages)	July 28, 2019	July 29, 2018	Change	% Change
Three months ended	$6,423	$9,386	$(2,963)	(32)%

Interest expense for the three month period ended July 28, 2019 decreased compared to the three month period ended July 29, 2018 primarily due to the redemption of our 0.50% Convertible Senior Notes due 2033 during the third quarter of fiscal 2019.

Other Income (Expense), Net
(in thousands, except percentages)	July 28, 2019	July 29, 2018	Change	% Change
Three months ended	$(2,132)	$(1,789)	$(343)	19%

Other expense, net for the three month period ended July 28, 2019 increased compared to the three month period ended July 29, 2018 primarily due to fluctuations of foreign currency exchange rates.

Provision for (Benefit from) Income Taxes
(in thousands, except percentages)	July 28, 2019	July 29, 2018	Change	% Change
Three months ended	$(4,947)	$(3,222)	$(1,725)	54%

The benefit from income taxes for the three month period ended July 28, 2019 increased compared to the three month period ended July 29, 2018 primarily due to a discrete tax benefit associated with stock-based compensation.

Liquidity and Capital Resources

	Three Months Ended
(in millions)	July 28, 2019	July 29, 2018
Net cash provided by operating activities	$17.1	$59.8
Net cash provided by (used in) investing activities	$54.8	$(50.3)
Net cash provided by (used in) financing activities	$(3.8)	$4.4

Operating Cash Flows
Net cash provided by operating activities in the three month period ended July 28, 2019 primarily consisted of our net loss, as adjusted to exclude depreciation, amortization and other non-cash items totaling $39.1 million. Net cash provided by operating activities in the three month period ended July 29, 2018 primarily consisted of our net loss, as adjusted to exclude depreciation, amortization and other non-cash items totaling $39.7 million.

Investing Cash Flows
Net cash provided by investing activities in the three month period ended July 28, 2019 consisted of maturities of short-term investments, offset by expenditures for capital assets. Net cash used in investing activities in the three month period ended July 29, 2018 consisted of expenditures for capital assets, offset by net maturities of short-term investments.

Financing Cash Flows
Net cash used in financing activities in the three month period ended July 28, 2019 primarily consisted of share repurchases for tax withholdings on vesting of restricted stock units. Net cash provided by financing activities in the three month period ended July 29, 2018 consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans, offset by share repurchases for tax withholdings on vesting of restricted stock units.
Contractual Obligations and Commercial Commitments
Our contractual obligations at July 28, 2019 were as follows (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 Years	4-5 Years	5 Years
0.5% Convertible Senior Notes due 2036	575,000	—	575,000	—	—
Interest on 2036 Notes (a)	6,828	2,875	3,953	—	—
Operating leases	54,574	11,344	22,101	13,292	7,837
Capital purchase obligations	30,560	30,560	—	—	—
Other purchase obligations	122,589	122,589	—	—	—
Total contractual obligations	$789,551	$167,368	$601,054	$13,292	$7,837
_________________

(a)	Includes interest on our 0.50% Convertible Senior Notes due 2036 through December 2021 as we have the right to redeem the notes in whole or in part at any time on or after December 22, 2021.

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

Capital purchase obligations represent commitments for the construction or purchase of property, equipment and improvements. They were not recorded as liabilities on our consolidated balance sheets as of July 28, 2019, as we had not yet received the related goods or taken title to the property.
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

Sources of Liquidity and Capital Resource Requirements

At July 28, 2019, our principal sources of liquidity consisted of approximately $882 million of cash and cash equivalents, of which approximately $150 million was held by our foreign subsidiaries.

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire all of our outstanding 2036 Notes, in the aggregate principal amount of $575.0 million, which are subject to redemption by the holders in December 2021, 2026 and 2031. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Off-Balance-Sheet Arrangements

At July 28, 2019 and April 28, 2019, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Finisar, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 28, 2019. Our exposure related to market risk has not changed materially since April 28, 2019.

Item 4. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Office of the Chief Executive and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Interim Office of the Chief Executive and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Part I, Item 1, Financial Statements - Note 8. Legal Matters” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended July 28, 2019.

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

The Merger is subject to a number of conditions, some of which are outside of the parties’ control, and, if these conditions are not satisfied, the Merger Agreement may be terminated and the Merger may not be completed. The Merger Agreement contains a number of conditions that must be fulfilled to complete the Merger. These conditions include, among other customary conditions, regulatory approvals, including in China, and that certain supplemental indenture being entered into by Parent, the Company and Trustee with respect to the Notes. These conditions are described in more detail in the Merger Agreement, which is included as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on November 9, 2018. The required satisfaction of these conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause us or the combined company not to realize some or all of the benefits that the parties expect us or the combined company to achieve in connection with the Merger. Further, there is no assurance that all of the conditions set forth in the Merger Agreement will be satisfied or waived to the extent permitted by applicable law or that the Merger will occur when or as expected. If the Merger is not completed, the share price of our common stock could decline, for reasons including the loss of the premium over the pre-announcement market price of our common stock that was to be paid upon consummation of the Merger.

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

In January, 2019, eight lawsuits have been filed by alleged Finisar stockholders challenging the Merger: (i) Hein, et al. v. Finisar Corporation, et al., 19CV340510, in the Superior Court of California, County of Santa Clara; (ii) Tenvold, et al. v. Finisar Corporation, et al., 1:19-cv-00050, in the United States District Court for the District of Delaware; (iii) Klein, et al. v. Finisar Corporation, et al., 5:19-cv-00155, in the United States District Court for the Northern District of California; (iv) Wheby Jr., et al. v. Finisar Corporation, et al., 1:19-cv-00064, in the United States District Court for the District of Delaware; (v) Sharma v. Finisar Corporation, et al., 5:19-cv-00220, in the United States District Court for the Northern District of California; (vi) Davis, et al. v. Finisar Corporation, et al., 3:19-cv-00271, in the United States District Court for the Northern District of California; (vii) Bushansky, et al. v. Finisar Corporation, et al., 5:19-cv-00446, in the United States District Court for the Northern District of California; and (viii) Pappey, et al. v. Finisar Corporation, et al., 1:19-cv-00167, in the United States District Court for the District of Delaware (collectively, the "Actions").

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

The litigation relating to the Merger are discussed in detail in "Part I, Item 1, Financial Statements - Note 8. Legal Matters" in this Form 10-Q. There can be no assurance that additional complaints will not be filed with respect to the Merger. One of the conditions to completion of the Merger is the absence of any applicable law (including any order) being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an order prohibiting completion of the Merger, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe.

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

We are exposed to foreign exchange risks. Foreign currency fluctuations may affect both our revenues and our costs and expenses, which would significantly affect our operating results. More than 99% of our sales worldwide are denominated in U.S. dollars. If there is a significant devaluation of the currency in a specific country relative to the dollar, the prices of our products will increase relative to that country's currency, our products may be less competitive in that country and our revenues may be adversely affected. For example, we derive a significant portion of our revenue from sales in China and a significant decline in the value of the Chinese yuan relative to the U.S. dollar could make our products less competitive in China.

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

On December 22, 2017, H.R.1, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), was signed into law. The TCJA is complex and includes amendments that significantly change the taxation of offshore earnings and the deductibility of interest. The TCJA had a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense. The TCJA implemented a territorial tax system, which includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. The mandatory deemed repatriation of these undistributed earnings has been offset by federal and state net operating loss carryforwards, and state credit carryforwards. Additionally, TCJA introduced new international tax provisions that are effective for our fiscal year 2019, including (i) a new provision designed to currently tax the global low-taxed income of our foreign subsidiaries, together with a deduction of up to 50 percent and a partial credit for foreign taxes incurred by the foreign subsidiaries; (ii) limitations on the deductibility of certain base eroding payments to foreign entities; and (iii) limitations on the use of foreign tax credits to reduce U.S. income tax liability. While each of these provisions will have an impact on our tax expense for fiscal year 2020 and future periods, we expect the minimum tax on certain base erosion payments to have the most significant impact.

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

As of July 28, 2019, we had outstanding an aggregate principal amount of $575.0 million of our 2036 Notes. The 2036 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $44.17 per share, subject to adjustments. An aggregate of approximately 13,017,885 shares of common stock would be issued upon the conversion of all outstanding 2036 Notes at the conversion price, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

FINISAR CORPORATION
By:	/s/ Joseph A. Young
Joseph A. Young
Interim Office of the Chief Executive (Co-Principal Executive Officer)

By:	/s/ Todd Swanson
Todd Swanson
Interim Office of the Chief Executive (Co-Principal Executive Officer)

By:	/s/ Kurt Adzema
Kurt Adzema
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: September 4, 2019